Form 10-Q
period 2014-03-31
OPOWER, INC.
filed 2014-05-15
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-36377

Opower, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0542549
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1515 North Courthouse Road, 8th Floor Arlington, Virginia	22201
(Address of principal executive offices)	(Zip Code)

(703) 778-4544

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 1, 2014, 49,126,918 shares of the registrant’s Common Stock, $0.000005 par value, were issued and outstanding.

Opower, Inc.

Quarterly Report on Form 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, and these statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit or gross margin and operating expenses;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our predictions about industry and market trends;

•	our ability to increase the number of customers using our software;

•	our ability to attract and retain customers to use our products and solutions;

•	our ability to successfully expand in our existing markets and into new markets;

•	our ability to effectively manage our growth and future expenses;

•	our customers’ intention to deploy and further rollout our solutions;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	our expectations regarding our costs and expenses; and

•	the attraction and retention of qualified employees and key personnel.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I — Financial Information

ITEM 1. Financial Statements

OPOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,819	$25,483
Accounts receivable, net of allowance for doubtful accounts of $361 and $10 at December 31, 2013 and March 31, 2014, respectively	20,228	23,568
Prepaid expenses and other current assets	1,988	3,138

Total current assets	51,035	52,189
Property and equipment, net	10,813	11,491
Other assets	1,287	2,190

Total assets	$63,135	$65,870

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,163	$1,067
Accrued expenses	4,452	5,436
Deferred revenue	50,623	57,369
Accrued compensation and benefits	4,817	5,198
Other current liabilities	1,831	1,624

Total current liabilities	62,886	70,694
Deferred revenue	1,767	670
Notes payable	2,418	2,467
Other liabilities	2,327	2,217

Total liabilities	69,398	76,048

Commitments and contingencies (see Note 5)

Stockholders’ deficit:
Convertible preferred stock:
Series A preferred stock; par value $0.000005 per share - 5,378 shares authorized, issued, and outstanding as of December 31, 2013 and March 31, 2014; liquidation preference of $1,545 as of December 31, 2013 and March 31, 2014	1,466	1,466
Series B preferred stock; par value $0.000005 per share - 8,376 shares authorized; 8,251 issued and outstanding as of December 31, 2013 and March 31, 2014; liquidation preference of $16,448 as of December 31, 2013 and March 31, 2014	16,355	16,355
Series C preferred stock; par value $0.000005 per share - 5,674 shares authorized; 5,618 issued and outstanding as of December 31, 2013 and March 31, 2014; liquidation preference of $50,000 as of December 31, 2013 and March 31, 2014	49,872	49,872

Total convertible preferred stock	67,693	67,693

Common stock; par value $0.000005 per share - 62,000 shares authorized; 22,113 and 22,691 issued and outstanding as of December 31, 2013 and March 31, 2014, respectively	—	—
Additional paid-in capital	9,407	12,618
Accumulated deficit	(83,243)	(90,223)
Accumulated other comprehensive loss	(120)	(266)

Total stockholders’ deficit	(6,263)	(10,178)

Total liabilities and stockholders’ deficit	$63,135	$65,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenue	$19,023	$28,573
Cost of revenue	7,949	9,935

Gross profit	11,074	18,638

Operating expenses:
Sales and marketing	6,586	11,999
Research and development	5,733	10,754
General and administrative	1,573	3,218

Total operating expenses	13,892	25,971

Operating loss	(2,818)	(7,333)

Other income (expense):
Gain on foreign currency	125	295
Interest expense	(13)	(66)
Other, net	—	168

Loss before income taxes	(2,706)	(6,936)
Provision for income taxes	7	44

Net loss	$(2,713)	$(6,980)

Weighted-average common stock outstanding:
Basic and diluted	20,553	22,002

Net loss per share:
Basic and diluted	$(0.13)	$(0.32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Net loss	$(2,713)	$(6,980)
Other comprehensive income (loss):
Foreign currency translation	(66)	(167)
Unrealized gain on hedge transactions, net	25	21

Total other comprehensive loss	(41)	(146)

Total comprehensive loss	$(2,754)	$(7,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Operating Activities
Net loss	$(2,713)	$(6,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	1,347
Stock-based compensation expense	312	1,662
Non-cash interest expense	12	49
Asset impairment	—	82
Other	(19)	(34)
Changes in assets and liabilities:
Accounts receivable	(9,097)	(3,067)
Prepaid expenses and other current assets	(16)	(883)
Other assets	—	(166)
Accounts payable	641	(96)
Accrued expenses	38	506
Accrued compensation and benefits	(284)	375
Deferred revenue	9,986	5,298
Other liabilities	(177)	(226)

Net cash used in operating activities	(594)	(2,133)

Investing Activities
Additions to property and equipment	(1,534)	(2,038)

Net cash used in investing activities	(1,534)	(2,038)

Financing Activities
Proceeds from issuance of common stock	1,250	1,251
Issuance of notes payable	2,500	—
Payment of offering costs	—	(296)
Principal payments on capital lease obligations	—	(84)

Net cash provided by financing activities	3,750	871

Effect of exchange rate changes on cash and cash equivalents	(77)	(36)
Net increase (decrease) in cash and cash equivalents	1,545	(3,336)
Cash and cash equivalents, beginning of period	24,597	28,819

Cash and cash equivalents, end of period	$26,142	$25,483

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$11	$2
Cash paid for interest	—	5

Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$10	$40
Capitalized stock-based compensation	22	24
Vesting of common stock subject to repurchase	83	274
Accrued deferred offering costs	—	434

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Company Overview

Opower, Inc. (“Opower” or “the Company”) is a cloud-based software provider to the utility industry. Utilities use the Company’s software platform to deliver key customer-facing applications that reduce energy demand and improve customer perception of the utility. The Company’s software analyzes energy data and presents personalized insights to consumers in order to motivate reductions in energy consumption.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Opower and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Registration Statement on Form S-1 (Registration No. 333-194264) filed with the SEC on March 3, 2014, as amended on March 24, 2014 (the “Registration Statement”) and declared effective by the SEC on April 3, 2014. There have been no changes to the Company’s significant accounting policies described in the Registration Statement that have had a material impact on our condensed consolidated financial statements and related notes.

In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position and cash flows have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

Reclassifications and Adjustments

During the first quarter of 2014, the Company updated its methodology for allocating certain general and administrative costs to more closely align these costs to the functional departments consuming the related services. As a result, certain prior period costs have been reclassified from General and administrative expenses to Cost of revenue, Sales and marketing expenses, and Research and development expenses primarily based on the headcount in each of these functional areas. The reclassifications for the three months ended March 31, 2013 reduced general and administrative expenses by $0.8 million and increased cost of revenue, sales and marketing expenses, and research and development expenses by $0.1 million, $0.4 million and $0.3 million, respectively. These reclassifications had no effect on previously reported operating loss, net loss or cash flows.

During the first quarter of 2014, the Company recorded adjustments related to prior periods which increased revenue by $0.3 million and increased gains on foreign currency by $0.2 million in the three months ended March 31, 2014. The Company has concluded that these changes do not have a material effect on the reported results of operations for the three months ended March 31, 2014 after consideration of quantitative and qualitative factors. The impact to all prior interim and annual periods was also not material.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives and recoverability of property and equipment, stock-based compensation and income taxes. Actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash and cash equivalents with one financial institution, which management believes to be financially sound and with minimal credit risk. The Company’s deposits periodically exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

To manage accounts receivable risk, the Company monitors and evaluates the credit worthiness of its customers and maintains an allowance for doubtful accounts as deemed necessary. Collection efforts from long-established utilities have been historically successful, so the Company believes credit risk to be low.

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		December 31, 2013	March 31, 2014
	2013	2014
Customer A	12%	11%	*	*
Customer B	14%	*	22%	29%
Customer C	*	*	10%	*
Customer D	*	*	12%	*

* = Represented less than 10%

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities that are reported at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a defined three-tier hierarchy to classify and disclose the fair value of assets and liabilities on both the date of their initial measurement as well as all subsequent periods. The hierarchy prioritizes the inputs used to measure fair value by the lowest level of input that is available and significant to the fair value measurement. The three levels are described as follows:

•	Level 1: Observable inputs. Quoted prices in active markets for identical assets and liabilities;

•	Level 2: Observable inputs other than the quoted price. Includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3: Unobservable inputs. Includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification as of each reporting period.

Derivative Financial Instruments

The Company has entered into derivative contracts to reduce the risk that foreign currency exchange rate fluctuations will adversely affect its cash flows and earnings. These derivative contracts are designed to be hedging instruments, meaning any changes in cash flow are expected to be completely offset by the hedging derivative due to the fact that the critical terms of the forward contracts and forecasted sales transactions are aligned. The Company’s unsettled foreign currency derivative contracts are recorded at their fair value as either assets or liabilities on the consolidated balance sheets and are marked-to-market at the end of each reporting period. Unrealized gains and losses from the cash flow hedges are recognized as part of other comprehensive income to the extent the hedge is effective. These gains and losses are recognized in the consolidated statements of operations in revenue once the forward contracts are settled and the forecasted transaction they are designed to hedge has impacted the statements of operations. Any portions of the hedging arrangement deemed to be ineffective are recognized in the consolidated statements of operations immediately.

The Company entered into a convertible debt agreement that contained certain conversion features and a change in control premium that were deemed to represent derivative financial instruments valued collectively. The fair value of the derivative was measured at inception and recorded as a noncurrent liability on the consolidated balance sheet. This derivative financial instrument is re-measured and marked-to-market at the end of each reporting period, and changes in fair value from period to period are recognized within other income (expense), net on the statements of operations.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as a separate element of stockholders’ deficit and are excluded from net loss. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains or losses on hedge transactions.

Operating Segment

Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as one operating segment.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board issued guidance stating that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance is effective on a prospective basis for annual and interim periods beginning after December 15, 2013, but early adoption and retrospective application are permitted. The Company adopted the guidance effective January 1, 2014 and it did not have a material impact on its consolidated financial statements.

3.	Fair Value Measurements

Derivative Financial Instruments

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2014 (in thousands):

	December 31, 2013				March 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1)
Money market funds (2)	$15,511	$15,511	—	—	$12,210	$12,210	—	—

Total	$15,511	$15,511	$—	$—	$12,210	$12,210	$—	$—

Liabilities:
Foreign currency derivative contracts	$(41)	$—	$(41)	$—	$(22)	$—	$(22)	$—
Convertible debt derivative	(388)	—	—	(388)	(359)	—	—	(359)

Total	$(429)	$—	$(41)	$(388)	$(381)	$—	$(22)	$(359)

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)	Money market funds associated with the Company’s overnight investment sweep account.

The foreign currency derivative contracts are classified within Level 2 because they are valued using alternative pricing sources and models utilizing observable market inputs for similar instruments. The fair value measurement of the convertible debt derivative was determined through the use of a probability-weighted expected return model (“PWERM”). The PWERM considers the timing and cash flows related to each potential conversion scenario and applies a percentage likelihood of occurrence in order to develop an estimated fair value for the instrument as a whole. This valuation methodology is based on unobservable estimates and judgments, and therefore is classified as a Level 3 fair value measurement.

The following table presents a reconciliation of the convertible debt derivative instrument measured at fair value using significant unobservable inputs, and the amount of loss recorded in the Company’s condensed consolidated statements of operations as a result of changes in fair value (in thousands):

	Three Months Ended March 31,
Convertible debt derivative	2013	2014
Balance, beginning of period	$—	$(388)
Initial valuation on date of issuance	(241)	—
Revaluation	—	29

Balance, end of period	$(241)	$(359)

All of the Company’s derivative financial instruments are classified on the consolidated balance sheets as other current liabilities and other liabilities, and none are designated for trading or speculative purposes.

Other Fair Value Disclosures

The fair value of the Company’s notes payable was determined based on a discounted cash flow analysis using Level 2 inputs based on quoted market prices for similar instruments that are not active. As of December 31, 2013 and March 31, 2014, the carrying amount and fair value of the notes payable was $2.4 million and $2.5 million, respectively.

4.	Property and Equipment

Property and equipment as of December 31, 2013 and March 31, 2014 consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Equipment	$5,034	$5,460
Software	8,948	10,031
Furniture and fixtures	306	324
Leasehold improvements	2,038	2,420

Total property and equipment	$16,326	$18,235
Accumulated depreciation and amortization	(5,513)	(6,744)

Total property and equipment, net	$10,813	$11,491

As of December 31, 2013 and March 31, 2014, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.4 million and $1.4 million, respectively. Accumulated depreciation related to this computer equipment was $0.2 million and $0.3 million as of December 31, 2013 and March 31, 2014, respectively. Interest expense for the three months ended March 31, 2013 and 2014 was immaterial. As of December 31, 2013 and March 31, 2014, the total capital lease obligation was $1.3 million and $1.1 million, respectively, and recorded on the consolidated balance sheets as other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the three months ended March 31, 2013 and 2014, the Company capitalized $1.6 million and $1.1 million of these software development costs, respectively. The net book value of capitalized internal use software was $6.4 million and $6.7 million as of December 31, 2013 and March 31, 2014, respectively. Amortization expense related to capitalized internal-use software was $0.4 million and $0.8 million for the three months ended March 31, 2013 and 2014, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2014
Cost of revenue	$209	$547
Sales and marketing	37	46
Research and development	346	592
General and administrative	131	162

Total	$723	$1,347

5. Commitments and Contingencies

Operating and Capital Leases

The Company leases domestic office space in Arlington, Virginia and San Francisco, California, as well as international office space in Japan, Singapore and the United Kingdom. All leases are non-cancelable operating lease agreements that expire at various dates through 2016 and include renewal options.

In June 2013, the Company entered into a master lease agreement with a financing company. The agreement allows for the Company to lease eligible equipment purchases. Each lease has a 36 month term, payable in equal monthly installments with the exception of the first and final payments which are prorated based on a midmonth convention. The Company has accounted for the leases under the master lease agreement as capital leases. The weighted-average interest rate implicit in the leases was 6%.

Rent expense under operating leases was $0.5 million and $1.1 million for the three months ended March 31, 2013 and 2014, respectively.

Letters of Credit

As of December 31, 2013 and March 31, 2014, the Company had outstanding letters of credit totaling $1.1 million in connection with securing its leased office space. The outstanding amounts for the Arlington and San Francisco offices are $1.0 million and $0.1 million, respectively, and both letters of credit remain outstanding as of March 31, 2014.

Contingencies and Indemnifications

In the normal course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any claims or been required to defend any actions related to indemnification obligations. However, the Company could incur costs in the future as a result of indemnification obligations.

In accordance with its bylaws, the Company has indemnification obligations to its officers, directors, employees and agents (other than directors and officers) for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims, and the Company has a director and officer insurance policy that enables it to recover a portion of any future claims.

6.	Stockholders’ Equity

Common Stock

The Company is authorized to grant the right to purchase common stock subject to specific conditions and restrictions, otherwise referred to as “restricted stock.” In December 2011, the Company sold 0.4 million shares of restricted stock to its Chief Financial Officer at $2.09 per share, the fair value of the Company’s common stock at that time, for a total purchase price of $0.9 million. The restricted stock vests over a three year period; 36% vests after the first year and the remaining shares vest ratably over the following two years.

The following table summarizes the activity of the Company’s outstanding restricted stock for the three months ended March 31, 2014 (in thousands, expect per share amounts):

	Restricted Stock	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2013	113	$2.09
Vested	(40)	2.09

Balance as of March 31, 2014	73	$2.09

In the event of a termination of services for any reason, any unvested shares of restricted stock are subject to a repurchase option by the Company at the original purchase price. The initial funds received for the restricted common stock are recorded as a liability and are subsequently reclassified to equity over time as the restricted stock vests and they are released from the repurchase option. The total repurchase option liability related to restricted stock was $0.2 million as of December 31, 2013 and March 31, 2014.

Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ deficit. The Company’s other comprehensive loss consists of foreign currency translation adjustments resulting from the translation of the Company’s foreign subsidiaries whose functional currency is their respective local currency, as well as any unrealized gains or losses on the Company’s unsettled foreign currency derivative contracts.

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign currency translation	Foreign currency derivative instruments	Accumulated other comprehensive loss
Balance as of December 31, 2013	$(6)	$(114)	$(120)
Other comprehensive loss before reclassifications	(167)	(8)	(175)
Reclassifications to net income	—	29	29

Other comprehensive income (loss)	(167)	21	(146)

Balance as of March 31, 2014	$(173)	$(93)	$(266)

Gains and losses on cash flow hedges are recognized in the consolidated statements of operations in revenue.

7. Stock-Based Compensation

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2014 is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2013	7,790	$3.83	7.6	$98,814
Granted	50	18.00
Exercised	(578)	2.16
Forfeited	(96)	3.34
Cancelled	—

Balance at March 31, 2014	7,166	$4.08	7.9	$99,784

Vested and expected to vest after March 31, 2014	7,004	$3.98	7.9	$98,232
Exercisable at March 31, 2014	4,078	$3.29	7.4	$59,991

(1)	Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2013 and March 31, 2014, unvested stock options subject to repurchase were 0.3 million and 0.2 million, respectively, at an aggregate exercise price of $0.9 million and $0.7 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Three Months Ended March 31,
	2013	2014
Total fair value of stock options granted	$158	$434
Total fair value of shares vested	393	1,306
Total intrinsic value of stock options exercised	1,667	9,003
Cash received from stock options exercised	1,250	1,251

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2014 is summarized in the following table (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2013	1,093	$15.48
Granted	486	17.43
Forfeited	(27)	15.83

Unvested at March 31, 2014	1,552	$16.08

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations within the following line items (in thousands):

	Three Months Ended March 31,
	2013	2014
Cost of revenue	$28	$79
Sales and marketing	84	749
Research and development	178	297
General and administrative	22	537

Total	$312	$1,662

As of March 31, 2014, there was $18.0 million of unrecognized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers, which is expected to be recognized over a weighted-average period of 2.8 years. Total capitalized stock-based compensation expense for the three months ended March 31, 2013 and 2014 was immaterial.

As of March 31, 2014, no stock-based compensation expense had been recognized for RSUs due to a qualifying event for the awards’ performance-based vesting component that was not considered probable as of that date. The total unrecognized stock-based compensation expense relating to these RSUs was $22.1 million as of March 31, 2014.

8. Income Taxes

For the three months ended March 31, 2013 and 2014, the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s deferred tax assets would not be fully realized. Accordingly, the deferred tax assets have been fully reserved at December 31, 2013 and March 31, 2014.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

9. Net Income (Loss) Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considers all series of convertible preferred stock to be participating securities, as the holders of the preferred stock are entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend is paid on common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months ended March 31, 2013 and 2014 were not allocated to these participating securities.

The following table summarizes the calculation of the Company’s basic and diluted net income (loss) per share under the two-class method attributable to common stockholders for the three months ended March 31, 2013 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2014
Numerator:
Net loss	$(2,713)	$(6,980)
Non-cumulative dividends to preferred stockholders	—	—

Net loss attributable to common stockholders	$(2,713)	$(6,980)

Denominator:
Weighted-average common stock outstanding, basic	20,553	22,002
Effect of potentially dilutive stock options and restricted stock	—	—

Weighted-average common stock outstanding, diluted	20,553	22,002

Net loss per share, basic and diluted	$(0.13)	$(0.32)

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2014
Convertible preferred stock	19,247	19,247
Stock options	5,914	7,166
Restricted stock units	—	1,552
Common stock subject to repurchase	232	324

	25,393	28,289

In addition, the Company has also excluded the convertible note payable from the calculation of diluted net loss per share attributable to common stockholders because the conversion was contingent on future events.

10. Geographic Information

For the three months ended March 31, 2013 and 2014, approximately 93% and 86% of the Company’s revenue was generated by customers located in the United States, respectively.

11. Subsequent Events

In April 2014, the Company closed its initial public offering of its common stock (the “IPO”) whereby 7,015,000 shares of common stock were sold to the public, including 915,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a price of $19.00 per share. The Company’s shares are traded on the New York Stock Exchange under the symbol “OPWR”. The Company received aggregate proceeds of approximately $121.9 million from the IPO, net of underwriters’ discounts and commissions and estimated offering expenses of approximately $2.1 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 19,246,714 shares of common stock, and the Company’s subordinated convertible promissory note automatically converted into 157,664 shares of common stock. Offering expenses of $0.8 million and $1.6 million were recorded in other assets on the condensed consolidated balance sheets as of December 31, 2013 and March 31, 2014, respectively, and were reclassified as additional paid-in capital upon closing of the IPO.

The accompanying condensed consolidated financial statements, including share and per share amounts, do not include the effects of the IPO as it was completed subsequent to March 31, 2014.

In April 2014, the Company filed a Form S-8 registration statement with the SEC reserving 14,834,879 common shares for issuance, including 6,007,317 under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) available for future issuance. The 2014 Plan became effective immediately prior to the completion of the IPO. The 2014 Plan allows the compensation committee to make equity-based incentive awards to our officers, employees, directors and other key persons (including consultants). Upon the IPO, no additional awards will be granted under the 2007 Stock Plan. To the extent that any awards outstanding under the 2007 Stock Plan are forfeited or lapse unexercised, the shares of common stock subject to such awards will become available for issuance under the 2014 Plan.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document and the Risk Factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

Opower is a leading provider of cloud-based software. Utilities use our software platform to deliver key customer-facing applications that reduce energy demand and improve customer perception of the utility. Our software analyzes energy data and presents personalized insights to consumers in order to motivate reductions in energy consumption. These reductions are valued as a source of energy much like a conventional power plant. We believe we are poised to transform the way the utility industry meets energy demand.

Our software platform helps redefine the relationship between utilities and their customers, and we have a track record of motivating consumers to take action. Our growth has been fueled by our focus on big data software architecture, user experience and, above all, scalable results. We offer a growing set of integrated software solutions, Opower Energy Efficiency, Opower Customer Engagement, Opower Demand Response and Opower Thermostat Management. As of December 31, 2013, we had 93 customers in eight countries. Our customers include 27 of the 50 largest electric utilities in the United States, including Commonwealth Edison, Duke Energy, First Energy, National Grid, Pacific Gas & Electric, Southern California Edison and Xcel Energy, as well as E.ON, Electricitie de France and Energy Australia internationally.

We generate revenue primarily from subscription fees from utilities for use on our platform, generally based upon the number of households and businesses served and the solutions selected. Although the number of households and businesses has some impact on our revenue, the number of households or businesses served is not directly correlated with revenue. The price we receive per household or business varies for each customer. For this reason, we do not treat the number of households or businesses served as one of our key performance indicators for our business. However, we do monitor this metric to understand the general adoption of our solutions by our customers.

We deliver our solutions to utilities through our cloud-based platform. New customers typically contract with us for 12 to 36 months and renew for one year or more. The weighted-average contract term across contracts sold in 2013 was 24.5 months.

Opower was formed in 2007. We currently have four major product solutions.

•	In 2007, we launched our first solution, Energy Efficiency. This solution focuses on reducing energy consumption through a data analytics-driven, behavioral science-informed program.

•	In 2010, we started offering Customer Engagement solutions, which provide utilities with a web application that delivers user-friendly energy consumption and billing information. This solution helps households and businesses make informed decisions, and thereby save money and energy. It offers utilities a better way to engage their customers, and thereby strengthen their brand.

•	In 2012, we started offering Thermostat Management, which is designed to interact with third-party hardware and to deliver engaging user experiences while also creating energy efficiency and demand response opportunities for our utility customers.

•	In 2013, we launched Demand Response, aimed at reducing peak demand for energy while not requiring any hardware installations to function.

We believe both of these newest solutions, Thermostat Management and Demand Response, offer significant growth potential, but both are still in a nascent stage with an immaterial impact on our revenue to date.

Our growth is driven by acquiring new customers and expanding with existing customers. We continue to acquire new customers in the United States and internationally. Our number of utility customers has increased from 63, of which 61 resided in the United States, as of December 31, 2011 to 93 customers in 8 countries as of December 31, 2013. We have expanded with existing customers by cross selling different solutions and adding households and businesses that use our platform. The number of households and businesses on our platform has grown from 1.4 million at December 31, 2010 to 32.1 million at December 31, 2013.

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2011, 2012 and 2013, our revenue was $28.7 million, $51.8 million and $88.7 million, respectively, and for the three months ended March 31, 2013 and 2014, our revenue was $19.0 million and $28.6 million, respectively. Our net losses for the years ended December 31, 2011, 2012 and 2013 were $21.3 million, $12.3 million and $14.2 million, respectively, and our net losses for the three months ended March 31, 2013 and 2014 were $2.7 million and $7.0 million, respectively. We have grown from 162 employees as of December 31, 2010 to 509 employees as of March 31, 2014.

Key Factors Affecting Our Performance

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunity is large and underpenetrated and we will continue to invest significantly in sales and marketing to grow our customer base, expand with existing customers, grow internationally and drive additional revenue. We also expect to invest in research and development to enhance our platform and develop complementary solutions. To support our expected growth and our transition to a public company, we plan to invest in other operational and administrative functions.

We believe that our sales and marketing, research and development and general and administrative costs will decrease as a percentage of revenue in the long term as we are able to reach economies of scale. With this increased operating leverage, we expect our gross and operating margins to increase in the long term. However, in the short term, we intend to focus on the growth of the business and expect our total operating expenses to increase, and have a short-term negative impact on our adjusted EBITDA and operating margin.

Adding New Utility Customers. Our customer base is a key indicator of our market penetration, growth and future revenue. We believe that we are positioned to grow significantly for many years to come. With 93 customers as of December 31, 2013, we believe we have a substantial opportunity to expand our number of utility customers in the coming years. The number of new customers signed may vary period to period for several reasons, including the long length and general inconsistency of our sales cycle.

Expanding with and Cross-Selling to Existing Customers. Our existing customers continue to represent a large opportunity for us to expand to more households and businesses and to cross-sell additional solutions.

Key Performance Indicators for Our Business

We regularly review a number of metrics to measure our performance, formulate financial projections, evaluate growth trends and determine business strategy. In addition to the metrics discussed below, we also review gross margin and operating expenses, which we discuss in the “Basis of Presentation” section.

	Three Months Ended March 31,
	2013	2014
	(Dollars in thousands)
Financial Metrics:
Revenue	$19,023	$28,573
Period-over-period percentage increase		50%
Adjusted EBITDA(1)	$(1,783)	$(4,324)

(1)	Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, a financial measure that is not calculated in accordance with GAAP. We define adjusted EBITDA as net loss adjusted to exclude our income tax provision, other income (expense), including interest, depreciation and amortization and stock-based compensation.

We disclose adjusted EBITDA because it is a key measure used by our management to evaluate our operating performance, generate future operating plans and make strategic decisions. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors.

While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not include the impact of stock-based compensation;

•	adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and stock-based compensation, from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Because of the aforementioned limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net loss, cash flow metrics and our financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable financial measure as measured in accordance with GAAP, to adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(2,713)	$(6,980)
Provision for income taxes	7	44
Other (income) expense, including interest	(112)	(397)
Depreciation and amortization	723	1,347
Stock-based compensation	312	1,662

Adjusted EBITDA	$(1,783)	$(4,324)

Basis of Presentation

Revenue

We offer subscriptions to our cloud-based data analytics platform. We derive our revenue from fees for these subscriptions. Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers.

We recognize revenue on our subscription fees ratably over the contract term beginning on the date the service is available to the customer, which typically coincides with website launch or first report generation to households and businesses. Our fees are non-refundable once billed, are generally collected in advance of service delivery, and our contracts typically have a term of one to five years. We record amounts that have been billed as deferred revenue and these amounts are recognized evenly over the contract term. Because payment terms may be quarterly for some customers, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time. Setup fees, which tend not to provide stand-alone value, are recognized over the expected life of the customer relationship. We will continue to evaluate the length of the amortization period of the setup fees as we gain more experience with customers.

Cost of Revenue

Cost of revenue generally consists of information services necessary to perform data analysis, the costs of data center capacity, employee-related expenses, including salaries, benefits and stock-based compensation related to implementing, operating and servicing our internal applications, channel delivery fees, which includes printing and mailing for delivery of reports to utility customers, and amortization of internally capitalized software that delivers our services. In addition, we allocate a portion of overhead costs, including rent, information technology and employee benefit costs, to cost of revenue.

Our cost of revenue is expensed as incurred and includes amortization of capitalized software. However, the related revenue for delivery of our services is deferred until commencement of delivery services and is recognized ratably over the related subscription term. Therefore, costs associated with delivering these services are not always expensed in the same period that revenue is recognized. Customer costs tend to be higher in the initial subscription year of a program based on the effort required to develop system integrations and match customer data.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation, travel and commissions. They also include the cost of advertising, online marketing, promotional events, corporate communications, product marketing and other brand-building activities. We expense sales commissions at the time of contract signing.

We intend to continue to invest in sales and marketing activities to expand our business domestically and internationally. We expect to hire additional sales personnel in the United States and internationally. We also intend to expand our sales offices globally, including in the United Kingdom, Singapore and Japan. As we scale our sales and marketing activities in the short to medium term, we expect these expenses to increase in absolute dollars as well as a percentage of revenue.

Research and Development. Research and development costs consist primarily of personnel and related expenses, including salaries, benefits and stock-based compensation, research and development consulting fees and allocated overhead. Development costs other than those qualifying for capitalization as internally developed software are expensed as incurred.

Our research efforts focus on improving our understanding of the way in which energy consumers use energy and the ways in which the behaviors of those users can be influenced. Additionally, development efforts have focused on creating a scalable data analytics platform with the capability of capturing, analyzing and reporting on large amounts of data captured in small intervals. We also continue to focus development efforts on adding new features and applications, and enhancing the functionality of our platform. In the short term, we expect research and development expenses to increase in absolute dollars as well as on a percentage of revenue basis as we add new platform functionality and expand our system infrastructure.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for accounting, executive, finance, human resources, legal, information technology and security and recruiting staff, including salaries, benefits, bonuses, stock-based compensation, professional fees, insurance premiums and other supporting overhead costs not allocated to other departments.

We expect our general and administrative expenses to increase as we continue to expand our operations, hire additional personnel and transition from a private to a public company. As we transition to being a public entity, we expect to incur additional expense related to increased accounting and auditing services, increased outside counsel assistance, increased compliance requirements including filings with the Securities and Exchange Commission, and enhancing our internal control environment.

Other Income and Expenses. Other income and expenses consist primarily of interest income, sublease income, interest expense and gains and losses related to foreign currency transactions. Interest income is income received primarily from deposits of cash and cash equivalents. Sublease income is related to an office sublease arrangement. Interest expense relates to interest incurred related to capital equipment leasing and on our outstanding note payable. Foreign exchange gains and losses relate to transactions denominated in currencies other than the functional currency of our entities.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$19,023	$28,573
Cost of revenue(1)	7,949	9,935

Gross profit	11,074	18,638
Operating expenses(1):
Sales and marketing	6,586	11,999
Research and development	5,733	10,754
General and administrative	1,573	3,218

Total operating expenses	13,892	25,971

Operating loss	(2,818)	(7,333)
Other income (expense), net	112	397

Loss before income taxes	(2,706)	(6,936)
Provision for income taxes	7	44

Net loss	$(2,713)	$(6,980)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Cost of revenue	$28	$79
Sales and marketing	84	749
Research and development	178	297
General and administrative	22	537

Total stock-based compensation	$312	$1,662

	Three Months Ended March 31,
	2013	2014
Percentage of Revenue:
Cost of revenue	42%	35%
Gross margin	58	65
Operating expenses:
Sales and marketing	35	42
Research and development	30	38
General and administrative	8	11

Total operating expenses	73	91

Operating loss	(15)	(26)
Other income (expense), net	1	1

Loss before income taxes	(14)	(25)
Provision for income taxes	—	—

Net loss	(14)%	(25)%

Three Months Ended March 31, 2013 and 2014

Revenue

	Three Months Ended March 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Revenue	$19,023	$28,573	$9,550	50%

Revenue increased as a result of the addition of new customers and increased customer penetration as compared to the same period in the prior year. Of the $9.6 million increase in revenue, expansions with existing customers contributed $6.2 million and new customers contributed $3.4 million to revenue for the three months ended March 31, 2014. We increased customer penetration through expanding the number of households and businesses on previously deployed solutions and cross selling additional products to existing customers. Price changes did not have a material impact on the period-over-period increase in revenue. International revenue was 7% and 14% of revenue for the three months ended March 31, 2013 and 2014, respectively. We expect international revenue to continue to increase as a percentage of revenue going forward as we continue to expand our international sales presence.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$7,949	$9,935	$1,986	25%
Gross profit	11,074	18,638	7,564	68%
Gross margin	58%	65%

Employee compensation and related costs increased by $1.0 million as our headcount increased from March 31, 2013 to March 31, 2014. These new employees were primarily focused on implementing and delivering our services. Costs related to a user conference in February 2014 resulted in an increase to cost of revenue of $0.4 million for the three months ended March 31, 2014. The amortization of capitalized internal-use software costs increased by $0.3 million due to continued investment in our software products. The increase to cost of revenue related to a higher volume of reports to utility customers for the three months ended March 31, 2014 were offset by a decreased cost of delivery, as described below.

Gross margin was negatively impacted in the three months ended March 31, 2013 primarily due to increased costs related to energy reports delivered by the U.S. Postal Service. In January 2013, the U.S. Postal Service determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost. A subsequent modification to our energy reports allowed us to return to standard postage rates during the third quarter of 2013. We expect postage and delivery costs to further decrease as a percentage of revenue as we shift toward digital channels thereby increasing our gross margin in the long term.

Sales and Marketing

	Three Months Ended March 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$6,586	$11,999	$5,413	82%
Percentage of revenue	35%	42%

From March 31, 2013 to March 31, 2014, the headcount of our sales and marketing staff increased, which combined with higher commission expense related to increased contract bookings, drove a $3.7 million increase in sales and marketing expenses. Costs related to information technology and rent, market and regulatory consulting as well as customer relationship management software expenses further increased sales and marketing expenses by $0.7 million in the three months ended March 31, 2014. We also increased spending on sales and marketing-related travel and marketing events by $0.4 million in the three months ended March 31, 2014. An increase in other allocated overhead costs of $0.3 million also increased sales and marketing expenses in the three months ended March 31, 2014.

We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue in the near to medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers.

Research and Development

	Three Months Ended March 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Research and development	$5,733	$10,754	$5,021	88%
Percentage of revenue	30%	38%

From March 31, 2013 to March 31, 2014, the headcount of our research and development staff increased, which drove a $3.2 million increase in research and development expense. Spending related to external consultants engaged to support product development increased by $0.6 million as compared to the same three month period in the prior year. Increased travel, information technology and rent, as well as development and integrated software, further increased expenses by $0.5 million. An increase in other allocated overhead costs of $0.3 million also increased research and development expenses in the three months ended March 31, 2014.

We expect research and development expenses will increase in absolute dollars, and in the near term also as a percentage of revenue, as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Three Months Ended March 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
General and administrative	$1,573	$3,218	$1,645	105%
Percentage of revenue	8%	11%

From March 31, 2013 to March 31, 2014, headcount increased across our accounting, finance, human resources, legal and recruiting departments, which drove a $1.6 million increase in general and administrative expenses. This headcount growth was required to support overall company growth including costs necessary to operate as a public company. Financial services and consultants combined to increase expenses by $0.4 million in the three months ended March 31, 2014. The increases in costs were partially offset by an increase in allocated costs to other departments of $0.7 million in the three months ended March 31, 2014.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, general and administrative expenses are likely to increase further related to costs necessary to operate as a public company.

Other Income (Expense), Net

	Three Months Ended March 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Other income (expense), net	$112	$397	$285	254%
Percentage of revenue	1%	1%

For the three months ended March 31, 2014, other income (expense), net, increased primarily as a result of $0.3 million foreign currency gain and $0.1 million of rental income related to an office sublease agreement executed in the third quarter of 2013, partially offset by interest expense of $0.1 million related to our March 2013 loan from E.ON SE and usage of capital leases to increase data center capacity.

Liquidity and Capital Resources

As of March 31, 2014, our principal source of liquidity was cash and cash equivalents of $25.5 million, which were held for working capital purposes. Since our inception, we have financed our operations primarily through private placements of preferred stock, customer payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations and the E.ON SE loan.

In April 2014, we closed our initial public offering (“IPO”), in which we sold 7,015,000 shares of common stock at a price to the public of $19.00 per share, including shares sold in connection with the exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-1 (File No. 333-194264), which was declared effective by the SEC on April 3, 2014. We raised approximately $121.9 million in net proceeds after deducting underwriting discounts and commissions of $9.3 million and estimated offering expenses of $2.1 million.

We have a revolving credit facility of $15.0 million. The facility contains various covenants that limit our other indebtedness, investments, liens and transactions. In addition, the facility contains financial covenants that require a minimum adjusted quick ratio and minimum cash balances. As of March 31, 2014, we were in compliance with each of these financial covenants and have not yet drawn on the facility.

In March 2013, we entered into a convertible loan agreement with E.ON SE, one of our utility customers, pursuant to which E.ON SE issued us a $2.5 million loan with an interest rate of 5% per year, compounding annually. In connection with our IPO, the loan with E.ON SE converted into 157,664 shares of our common stock. For the three months ended March 31, 2014, we recognized revenue of $1.7 million from our relationship with E.ON SE.

We believe our current cash and cash equivalents, cash flows from operations and amounts available under our loan agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2013	2014
	(In thousands)
Net cash used in operating activities	$(594)	$(2,133)
Net cash used in investing activities	(1,534)	(2,038)
Net cash provided by financing activities	3,750	871
Effect of foreign exchange rate changes on cash and cash equivalents	(77)	(36)

Net increase (decrease) in cash and cash equivalents	$1,545	$(3,336)

Operating Activities

For the three months ended March 31, 2014, operating activities used $2.1 million in cash as compared to $0.6 million used for the three months ended March 31, 2013. The increase in cash used in operating activities for the three months ended March 31, 2014 was primarily related to our increase in investments in both sales and marketing and research and development, consisting primarily of payments of compensation to employees, partially offset by changes in our operating assets and liabilities, with an increase in deferred revenue of $5.3 million and accrued expenses of $0.5 million.

As we increase investments in sales and marketing and research and development, we expect that we will continue to experience a net usage of cash flows from operations for fiscal year 2014.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2014 was $2.0 million compared to $1.5 million for the three months ended March 31, 2013. The primary use of cash in investing activities for both periods was the purchase of equipment and the payment of salaries for employees and consultants relating to the development of capitalized software for internal use.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2014 was $0.9 million compared to $3.8 million for the three months ended March 31, 2013. The decrease in cash provided by financing activities for the three months ended March 31, 2014 was primarily related to a $2.5 million loan from E.ON SE in the prior year and the payment of $0.3 million of IPO costs during the three months ended March 31, 2014.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition;

•	Stock-based compensation; and

•	Income taxes.

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final prospectus for our initial public offering filed on April 4, 2014 for a more complete discussion of our critical accounting policies and estimates.

Commitments

As of December 31, 2013 and March 31, 2014, we had outstanding letters of credit totaling $1.1 million in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through September 2015.

Our principal commitments primarily consist of obligations under leases for office space, obligations under capital leases for equipment and notes payable.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often being referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, the Canadian Dollar and the Australian Dollar. A 10% fluctuation of foreign currency exchange rates would have an immaterial effect on our results of operations and cash flows. We have hedged a portion of our contracts, but have not instituted a full hedging program. We expect our international operations to continue to grow in the near term, and we are continually monitoring our foreign currency exposure to determine when we should expand the hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate and Market Sensitivity

We had cash and cash equivalents of $25.5 million as of March 31, 2014. Our investments are considered cash equivalents and primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flow to be materially affected by an immediate change in market interest rates.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot assure you that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the unremediated material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements as disclosed in our Registration Statement on Form S-1 dated March 24, 2014, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective. To address this material weakness, the company has taken steps to address the underlying causes of the material weakness as described further in “–Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those disclosed under “—Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting,” during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

We are currently in the process of remediating the material weakness in our internal control over financial reporting as described above and are taking numerous steps that we believe will address the underlying causes of the material weakness, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing and segregating duties within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Offer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A.	Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business

We have a history of losses and anticipate continued losses and negative operating cash flow for the foreseeable future, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred significant losses to date, with an accumulated deficit of $90.2 million as of March 31, 2014. For the years ended December 31, 2011, 2012 and 2013, we incurred net losses of $21.3 million, $12.3 million and $14.2 million, respectively, and for the three months ended March 31, 2013 and 2014, we incurred net losses of $2.7 million and $7.0 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective customers that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

Sales cycles and implementation times can be lengthy and unpredictable and require significant employee time and financial resources.

Sales cycles for our products tend to be long and unpredictable. Even after we have convinced prospective customers of the need for, and value of, our products and solutions, our customers are large organizations that frequently have extensive budgeting, procurement, competitive bidding, technical and performance reviews and regulatory approval processes that can slow down the sales process by months or even years. Utilities may choose, and many historically have chosen, to follow industry trends rather than be early adopters of new products or solutions, which can extend the lead time for or prevent acceptance of more recently introduced products or solutions such as ours. In many instances, a utility may require one or more pilot programs to test our products and solutions before committing to a larger deployment. These pilot programs may be quite lengthy and provide no assurance that they will lead to a larger deployment or future sales. The implementation and deployment of our solutions can be unpredictable due to contract negotiations and challenges with implementation, or critical dependencies, such as the installation of other products, including smart meters. Furthermore, the implementation and deployment of new products and solutions may require troubleshooting, which requires additional time and resources from us and our customers. These delays may lengthen our sales cycles.

Our typical sales cycle across contracts sold in 2013 was 6 to 24 months. This extended sales, implementation and deployment process requires our senior management and our sales and marketing and customer services personnel to dedicate significant time to sales, and to use significant financial resources without any assurance of success or recovery of our related expenses.

The lengthy sales cycle also makes it difficult to forecast new customer implementations and deployments, as well as the volume and timing of future agreements, which, in turn, makes forecasting our future results of operations challenging. In the event that we publicly disclose any forecasts of our future results of operations or other forward-looking metrics, and those forecasts ultimately turn out to be inaccurate, the value of our common stock could significantly decline.

We provide services to utilities that operate in a highly regulated business environment, and regulatory requirements or need for regulatory approval could delay or reduce demand for our products, impose costs on us or make our products less attractive to our customers.

Our customers, products and solutions are subject to many federal, state, local and foreign laws and regulations. In many cases, our customers are subject to direct oversight from Public Utility Commissions, Public Service Commissions, Independent System Operators, the Federal Energy Regulatory Commission or other regulatory entities primarily focused on the energy utility sector. Applicable laws and regulations govern, among other things, utility demand for energy efficiency and demand response solutions, the data that we are able to handle and collect, utility structuring and incentives, the utility’s ability to spend money on our products and solutions and the methods and manners that we can use to contact utility customers. Depending on the solutions sought, prospective customers may be required to gain approval from any of these organizations prior to implementing our solutions, which could delay our ability to collect cash and recognize revenue.

We are dependent in part on regulations on the utility industry, and the changing regulatory landscape could alter our customers’ buying patterns.

The utility industry has been subject to increasing and changing regulations in recent years. We derive substantially all of our revenue from sales of products and solutions directly and indirectly to utilities, and this complex and difficult landscape poses a risk to us. We have experienced, and may in the future experience, variability in our results of operations on an annual and a quarterly basis as a result of these factors. Going forward, these factors could harm our financial condition and cash flows.

Changes in the regulatory conditions could reduce a customer’s interest in or ability to implement our products and solutions. Examples of market dynamics driven by regulation include:

•	energy efficiency goals;

•	interpretations of the energy savings credit attributed to our products;

•	regulated compensation associated with energy efficiency;

•	demand response goals;

•	rules concerning the peak reductions attributed to our products;

•	regulated compensation associated with demand response;

•	smart metering or advanced meter infrastructure deployments; and

•	data privacy.

Many regulatory jurisdictions have implemented rules that provide financial incentives for the implementation of energy efficiency and demand response technologies, either by providing rebates or through the restructuring of utility rates. In the past, we have seen demand for our solutions altered by changes in regulation. We have also had to limit or alter our offerings to comply with regulatory requirements, and these changes have affected our revenue. In addition, deregulation may change the incentives for our customers or prospective customers to use our solutions. If changes in regulation reduce or negatively alter the demand for our solutions, our business and results of operations could be harmed. In order to counteract this risk, we have invested significant time and effort in understanding and attempting to impact government decisions that we believe will affect our market. These efforts, however, have not always been successful and may not succeed in the future.

If we fail to respond to evolving technological changes, our products and solutions could become obsolete or less competitive.

Our industry is highly competitive and characterized by new and rapidly evolving technologies, techniques, standards, regulations, customer requirements and frequent product introductions. Accordingly, our results of operations depend upon, among other things, our ability to develop and introduce new products and solutions, as well as our ability to improve existing products. The process of developing new technologies and products is complex. If we are unable to develop enhancements to, and new features for, our existing products or if we are unable to develop new products that keep pace with technological developments or industry standards, our business could be harmed.

We continue to invest in new product offerings and the success of those offerings is uncertain. A few examples of such product development challenges are:

•	Over the last three years, we have invested significant resources in developing a thermostat offering. We have yet to see a significant return from that investment, as our development and sales growth has been slowed by market challenges. These challenges may continue, and our investment in this area may not yield returns.

•	We are developing an offering tailored specially for small and medium-sized businesses. The market for this offering is unproven, and our ability to successfully deliver the results our customers seek is uncertain.

•	We have invested considerable resources in developing a demand response offering. While the early results have been promising, it is possible that the market could be smaller than we have expected or that our product will not function as intended.

•	We also have other products in development; it is possible that none of those products will prove to be successful.

All of our research and development efforts are dependent upon our ability to deliver products and functionality in a timely and efficient manner. In the past, we have experienced delays delivering products, and while we have taken steps to improve the predictability of our research and development efforts, those efforts may not be successful. If we continue to experience delays in our ability to deliver new products and functionality, our business and growth rates would suffer.

Our success depends in part on our ability to deliver measurable outcomes, and our business may be harmed if our products became less effective or our results are questioned.

Our products deliver valuable measurable outcomes for our customers and receive favorable treatment from their regulators, both of which are important to our customers. Our ability to deliver expected results is dependent on numerous factors, including but not limited to the effectiveness of our approach and products, the cost of alternate sources of energy savings, the availability of data and our ability to effectively reach energy consumers. We may not be able to continue to deliver valuable measurable outcomes or we may find that our programs yield diminishing returns over time. In addition, it is possible that regulators will change their view of our results in a way that might harm our business overall. For example, if regulators were to treat our energy savings as less significant or less reliable than other efficiency programs, or if regulators were to alter how utilities are compensated for working with us, our business and results of operations may be harmed. If our ability to deliver results were to change, or if regulators were to view our results less favorably, our brand, business and results of operations may be harmed.

Because we recognize subscription revenue over the term of the contract, downturns or upturns in new sales will not be immediately reflected in our results of operations and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts, which typically range from one to five years. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our pricing policies or rates of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenue. In addition, a significant majority of our costs are expensed as incurred. As a result, increased growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

A limited number of our utility customers are responsible for a significant portion of our revenue and cash flow. A decrease in sales to these utility customers or delays in customer implementation and deployments could harm our results of operations and financial condition.

We operate in a large and concentrated market. A substantial portion of our revenue, profitability and cash flow depends on a limited number of utility customers, and we cannot easily replace a lost customer. As a result, there may be significant variability in our quarterly results if we were to lose one or more of our large customers.

For the year ended December 31, 2012, our ten largest customers by revenue represented 61% of our total revenue, with two clients, National Grid and Pacific Gas and Electric Company (“PG&E”), representing more than 10% of our total revenue at 15% and 14%, respectively. For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three clients, National Grid, PG&E and Exelon each representing more than 10% of our total revenue at 14%, 13% and 11%, respectively. For the three months ended March 31, 2014, our ten largest customers by revenue represented 61% of our total revenue, with one client, National Grid, representing 11% of our total revenue. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, are subject to delay. We have contracted to provide multiple services to National Grid, PG&E and Exelon, including processing and analyzing data and displaying results to their customers. We entered into an implementation and licensing agreement with National Grid in June 2009, which was renewed and now expires in December 2015, and a renewed application services agreement with PG&E in December 2012 with a term of 3 years. We have also entered into multiple agreements with Exelon subsidiaries, including Baltimore Gas & Electric (“BGE”), PECO and Commonwealth Edison. We entered into an agreement with BGE in March 2011 with an initial term expiring in November 2015 and a renewed agreement with Commonwealth Edison in March 2014 with a term expiring in December 2015, subject to certain additional limitations on the initial term. National Grid, PG&E, BGE and Commonwealth Edison may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances. In addition, National Grid, PG&E, BGE and Commonwealth Edison may generally terminate their respective agreements for convenience upon prior written notice.

We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection or purchasing behavior of our utility customers could significantly decrease our sales.

Many of our customer agreements provide our customers with the ability to terminate the agreement for convenience, which may limit our ability to forecast our revenue accurately or could harm our results of operations and financial condition.

Many of our customer agreements, including National Grid and PG&E, are subject to customer termination for any reason, including for the customer’s convenience following a specified notice period. In limited circumstances, we may be required to provide refunds or sales credits in addition to the loss of future revenue from these customers. If customers terminate their agreements with us for convenience, our results of operations may be harmed and our revenue forecasts may be incorrect.

We have experienced rapid growth and organizational change in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 162 employees as of December 31, 2010 to 509 employees as of March 31, 2014. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. We anticipate further growth in headcount will be required to address increases in our solution offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business and results of operations may suffer.

In addition, to manage the expected growth of our headcount and operations, we will need to continue to improve our operational, financial, management and information technology infrastructure. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we are unable to manage our growth successfully, our business and results of operations will be harmed.

The market for our products and solutions is still developing. If the market does not develop as quickly or as much as we expect, our business and growth rates could be harmed.

The market for our products and solutions is still developing, and it is uncertain whether our products and solutions will achieve and sustain high levels of demand and market acceptance, both domestically and internationally. Our near-term and long-term success will depend to a substantial extent on the willingness and ability of utilities, both domestically and internationally, to pursue energy efficiency, demand response and customer engagement programs. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of energy efficiency or demand response in a particular jurisdiction. Indeed, currently many utilities lack the economic motivation, regulatory requirements or financial incentives to deploy our technology. If utilities do not pursue energy efficiency, demand response or customer engagement or do so in fewer numbers or more slowly than we expect, our business and results of operations would be harmed.

Utilities in critical markets may fail to collect data or may be unable to collect current data that we require to provide our products and solutions.

Our cloud-based platform is dependent upon receiving specific data inputs from our customers such as current energy usage data. Without those inputs, our platform may be less reliable or effective or may not work and we may not be able to provide effective solutions. In markets where energy usage data is infrequently collected or where access to that data is restricted, including in international markets, we may prove unable to provide our products and solutions, or we may be forced to alter our products and solutions in a manner that reduces our ability to derive revenue from them. For example, the processes for data collection in Europe are still developing, and as a result, data may be more difficult to obtain or more expensive to access. If we are unable to access current data from our customers, our business and results of operations may be harmed.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations and, as a result, we may fail to meet the expectations of securities analysts and investors, which could harm the trading price of our common stock.

Our results of operations, including our revenue, profitability and cash flows, may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue has increased in recent periods, our revenue may not continue to increase or may decrease on a quarterly or annual basis.

Factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and customer implementation and deployment cycles;

•	changes in the mix of products and solutions sold;

•	our dependence on a limited number of customers;

•	the timing of deployment of our products and solutions by our customers, which can have a material effect on when we recognize related revenue under our revenue recognition policies;

•	changing market and competitive conditions;

•	failures of our solutions that may harm our reputation or result in contractual penalties or terminations;

•	product or project failures by our customers that result in the cancellation, slowing down or deferring of projects;

•	changes to our cost structure, including changes to our cost of postage, data acquisition, data storage and management, data security and labor;

•	delays in adopting our solutions associated with data privacy concerns;

•	changes in laws or regulations, directly affecting either our operations, those of our customers or utility consumers;

•	delays in regulatory approvals for our utility customers and utility customer implementations and deployments;

•	political and consumer sentiment and the related impact on the scope and timing of deployment of our products and solutions;

•	economic, regulatory and political conditions in the markets where we operate or anticipate operating;

•	the addition of new employees; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

As a result, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters our results of operations may be below the expectations of securities analysts or investors, in which case the price of our common stock would likely decline.

We operate in a competitive industry and our market share and results of operations may be harmed if we are unable to respond to our competitors effectively.

Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product introductions and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our utility customers and continue to develop and introduce new products, features and solutions in a timely and efficient manner. We compete with software suppliers to utilities. Our key competitors currently include Aclara, C3 Energy, Nest Labs (which was acquired by Google), Oracle, SAP and Tendril, as well as many other smaller providers. Certain of these companies have, and future competitors may have, substantially greater financial, marketing, technological and other resources than we do.

Additionally, we compete with energy efficiency providers that provide utilities with other efficiency programs and demand response companies that offer programs specifically focused on reduction in peak capacity. If these programs become more cost effective, it would harm our business. For example, if the cost of alternative efficiency approaches, such as light bulb replacement subsidies or home retrofits, decreased or if utilities could more easily deploy those measures on a large scale, our business could be harmed.

We have also seen many companies imitate our products, solutions and tactics, and we expect that trend to continue. As we look to expand into new markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and solutions.

Our business and financial performance could be harmed by changes in tax laws or regulations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our utility customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our utility customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future utility customers may elect not to purchase our products and solutions in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our utility customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. The occurrence of any or all of these events could harm our business and results of operations.

In addition, we may be subject to sales, use and income tax audits by many tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of software-as-a-service (“SaaS”) based companies. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Our results of operations may be harmed if we are required to collect sales taxes for our products and solutions in jurisdictions where we have not historically done so.

Historically, we have not collected sales tax from our customers nor have we remitted such taxes in many states where we sell our products and solutions. Although we believe we are not obligated to collect sales taxes from our customers in those jurisdictions, states or one or more countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our utilities. A successful assertion that we should be collecting additional sales or other taxes on our products or solutions could discourage customers from purchasing our solutions or otherwise harm our business and results of operations.

We rely on our management team and need additional key personnel to grow our business, and the loss of key employees or inability to hire key personnel could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any member of our senior management team, and in particular our Chief Executive Officer, President or other key executives, could harm our business. All of our officers are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace.

Volatility or lack of performance in our stock price may affect our ability to retain our senior management and key personnel. Many of our longest-tenured employees, including members of our senior management and other key personnel with deep institutional knowledge, hold significant vested stock options and shares of our common stock. Employees may be more likely to leave us if the shares they own or the shares underlying their vested stock options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. As a result of these factors, we may be unable to attract or retain qualified personnel. Our inability to retain the necessary personnel to run and grow our business could harm our business and results of operations.

In addition, our future success will depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, engineering and other personnel in the United States and abroad. Competition for these types of personnel is intense and we have experienced periods where we had difficulty hiring for critical roles. In particular, we have struggled at times to attract and hire sales executives and software developers who meet our standards. Even if we are able to hire qualified individuals, we may be unable to retain such individuals. Furthermore, if we hire from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.

Postal charges are one of our most significant costs. If postal rates or mailing costs increase, our cost of delivering our solutions could increase.

In each country where we deliver mailed paper reports, we are dependent upon the government mail carrier to deliver our products. We have very little ability to control postal expenses and a change in postal expenses could have a significant impact on our business. For example, the United States Postal Service (“USPS”) delivers all of our U.S. mail correspondence, and we are bound to accept any postage rate increases enacted by the USPS. In the past, we have seen the specific postage rate applied to our products change due to a change in how the USPS interpreted its classification rules. In January 2013, the USPS determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost significantly. These increased charges continued through June 2013 when we were able to modify our product to comply with classification rules for postage at the standard rate. During the six months ended June 30, 2013, our payments to the USPS increased by $2.9 million as a result of these first class postage rates. We have encountered similar concerns from other carriers to a lesser extent as well. Such increased charges harmed our business and our results of operations during this period. If the USPS or other mail carriers change their position as to our mailed reports or we change our product offerings again, our future results of operations could be harmed.

If we cannot maintain our environmental focus as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contributes to our success.

We believe that a critical contributor to our success has been our focus on the environmental impact of our products and solutions. We believe that focus has driven innovation, increased attention to results and has allowed us to attract and retain highly talented individuals who are motivated by our mission driven culture. As we grow and change, we may find it difficult to maintain this critical aspect of our corporate culture. Any failure to preserve our culture could harm our ability to retain and recruit quality personnel, thereby harming our future success.

We have a limited operating history in an evolving industry, which makes it difficult to predict our future prospects and may increase the risk that we will not be successful.

We have a limited operating history in an evolving market that may not develop as expected. This limited operating history makes it difficult to effectively assess or forecast our future prospects. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Quarterly Report on Form 10-Q. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our financial results and results of operations may differ materially from our expectations and our business may suffer.

Our marketing efforts depend significantly on our ability to receive positive references from our existing utility customers.

We operate in an industry with a limited number of buyers and reputation is particularly important as a result. Our customers often serve as references for each other, and they have been known to discuss the performance of our products and solutions with each other. Consequently, our marketing efforts depend significantly on our ability to call on our current utility customers to provide positive references. Given our limited number of utility customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and solutions and impair our ability to attract new utility customers and maintain existing utility customers. Any of these consequences could harm our business, financial condition and results of operations.

Our business depends substantially on customers renewing, upgrading and expanding their solutions with us. Any decline in our customer renewals, upgrades and expansions may harm our future results of operations.

Our ability to grow depends substantially on our ability to expand our business with existing customers. To date, a significant portion of our growth has resulted from our ability to sell new products and solutions and expand existing products and solutions sold to current customers. We have limited historical data with respect to rates of customer renewals, upgrades and expansions so we may not accurately predict future trends in these areas. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our solutions, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers believe that our service offerings are not sufficiently scalable or effective and do not provide adequate security for the dissemination of information over the Internet, they will not expand their solutions with us, and our profitability and gross margin may be harmed. If our customers do not renew their subscriptions for our solutions, renew on less favorable terms or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline.

If the market for our cloud-based delivery model develops more slowly than we expect, our growth may slow or stall, and our results of operations would be harmed.

Use of cloud-based or SaaS applications to manage and automate enterprise IT is at an early stage within our industry. We do not know whether the trend of adoption of enterprise SaaS solutions we have experienced in the past will continue in the future. In particular, many utilities have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. Furthermore, some utilities have been reluctant or unwilling to use SaaS because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if other SaaS providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for SaaS solutions as a whole, including our service, may be negatively impacted. If the adoption of cloud-based or SaaS solutions does not continue, the market for our solutions may stop developing or may develop more slowly than we expect, either of which would harm our results of operations.

From time to time, we have worked and expect to continue to work with third parties to pursue sales opportunities. If we were unable to establish and maintain these relationships, or if our initiatives with these third parties are unsuccessful, our business and future growth may be harmed.

For some of our existing and anticipated future products and solutions, we expect to maintain and may seek to establish relationships with third parties in order to take advantage of market opportunities. For example, certain third parties act as energy efficiency program administrators to utilities, system integrators and local partners in international markets, and we will need to work with such third parties to maintain or grow our business in certain territories. Our success in such circumstances may depend both on our ability to maintain a relationship with the third party and the third party’s ability to maintain a relationship with the utility. In addition, these third-party vendors may offer competing products, partner with other providers or otherwise choose not to partner with us. In the event that we are unable to establish or maintain new relationships on favorable terms, or at all, our ability to successfully sell our existing and anticipated future products and solutions could be harmed.

Security breaches involving our products or solutions, publicized breaches in similar products and solutions offered by others, or the public perception of security risks or vulnerability created by the deployment of new technologies in general, whether or not valid, could harm our business.

The security measures we have integrated into our platform and solutions that are designed to detect unauthorized activity and prevent or minimize security breaches and the unauthorized collection, use and disclosure of personal data may not function as expected and our products and solutions, those of other companies with whose products our products and solutions are integrated or interact, or even the products of other solutions providers may be subject to significant real or perceived security breaches.

Our platform collects, stores, compiles and analyzes potentially sensitive information related to consumers’ energy usage. We store and/or come into contact with sensitive consumer information and data. If, in handling this information, we, our partners or our utility customers fail to comply with privacy or security laws, we could face significant legal, financial, and reputational exposure to claims of government agencies, regulatory bodies, utility customers and consumers whose privacy is compromised. Even the perception that we, our partners or our utility customers have improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may attempt to breach our security measures or inappropriately use or access our software or the network hardware through computer viruses, physical or electronic break-ins, and other means. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and solutions and our business could be harmed.

Our products and solutions may also be integrated with or interface with products and solutions sold by third parties, and as a result rely on the security of those products and their secure transmission of proprietary data over the Internet and cellular networks. Because we do not have control over the security measures implemented by third parties, we cannot ensure the complete integrity or security of such third-party products and transmissions.

Concerns about security or customer privacy may result in the adoption of legislation that restricts the implementation of technologies like ours or requires us to make modifications to our products such as limiting how we collect, use and store data, which could significantly limit the deployment of our technologies or result in significant expense to modify our products.

Any real or perceived security breach could harm our reputation and result in significant legal and financial exposure, including increased remediation costs and security protection costs, inhibit market acceptance of our products and solutions, halt or delay the deployment by utilities of our products and solutions, cause us to lose customers, harm our reputation, trigger unfavorable legislation and regulatory action, or inhibit the growth of the overall market for new products and solutions being sold to the utility industry. Any of these risks could harm our business, financial condition and results of operations.

Interruptions or delays in service from our third-party data center facilities, or problems with the third-party hardware or software that we employ, could impair the delivery of our solutions and harm our business.

We currently utilize data center facilities in the United States and Canada that are operated by third parties. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely on software and hardware technology provided by third parties to enable us to provide these solutions. Any damage to, or failure of, these third-party data centers or the third-party hardware and software we employ, could result in significant and lengthy interruptions in our ability to provide our solutions to our utility customers and their subscribers. We do not carry business interruption insurance sufficient to compensate us for potentially significant losses that result from service interruptions and system failures. Such interruptions and system failures could reduce our revenue and bookings, cause us to issue credits or pay penalties, cause customers to terminate their agreements with us and harm our reputation and our ability to attract new utility customers.

If our products contain defects or otherwise fail to perform as expected our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could be harmed.

Our software platform is complex and may contain defects or experience failures due to any number of issues. The satisfactory performance, reliability and availability of our platform is critical to our success. From time to time, we have found defects in our software, and new errors in our existing software may be detected in the future. If any of our products contain a material defect, do not function as anticipated, or do not safeguard customer data consistent with industry standards we may have to devote significant time and resources to find and correct the issue. Any system delays, interruptions or disruptions to our servers caused by telecommunications failures, computer viruses, physical break-ins, domain attacks, hacking or other attempts to harm our systems or servers that results in the unavailability or slowdown of our products or loss of data would reduce the attractiveness of our products. We may also experience interruptions caused by reasons beyond our control. Efforts to correct problems could divert the attention of our management team and other relevant personnel from other important tasks. Such failings might damage our reputation and relationships with utilities; result in the loss of business to competitors; result in fines or regulatory penalties against us; and result in litigation against us.

Our technology, products and solutions have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

The current generation of our platform and solutions has been developed in the last several years and is continuing to evolve. Deploying and operating our technology is a complex endeavor and, until recently, had been done primarily in pilot programs. As the size, complexity and scope of our deployments have expanded, we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. These larger deployments have presented a number of unforeseen operational and technical challenges, which in some cases have caused delays and required us to commit significant resources to address these challenges. As the number, size and complexity of our deployments grow, we may continue to encounter unforeseen operational, technical and other challenges, some of which could cause significant delays and high deployment costs, which in turn may delay our ability to collect revenue, trigger contractual penalties, result in unanticipated expenses or damage to our reputation, each of which could harm our business, financial condition and results of operations.

To date, we have derived our revenue from a limited number of products and solutions. Our efforts to expand our product portfolio may not succeed, and may reduce our revenue growth rate.

To date, we have derived our revenue from a limited number of products and solutions. Any factor adversely affecting sales of one or more of these products and solutions, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to expand our product and solution portfolio may not be successful, which may harm the growth of our business and our results of operations.

Material defects or errors in our data collection and analysis systems could damage our reputation, result in significant costs to us and impair our ability to sell our products.

Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may cause errors in our data collection and analysis systems. Any defect in our data collection software, network systems, statistical projections or other methodologies could result in:

•	loss of customers;

•	damage to our brand;

•	lost or delayed market acceptance and sales of our products and solutions;

•	interruptions in the availability of our products and solutions;

•	the incurrence of substantial costs to correct any material defect or error;

•	sales credits, refunds or liability to our customers;

•	diversion of development resources; and

•	increased warranty and insurance costs.

Any material defect or error in our data collection systems could adversely affect our reputation and results of operations.

Our customers frequently insist on customized products, which are often difficult for us to deliver in a timely and cost-effective manner. If we are not able to find a long-term solution for customer customization requests, our business and results of operations may suffer.

Our customers often request customized service that is costly and time consuming for us to deliver. While we try to avoid customizing our product for individual customers, customizations continue to take up valuable research and development resources. We are taking steps to make customization requests easier to fulfill, but those efforts may prove to be unsuccessful. If we are unable to make customization requests easier to fulfill, customer satisfaction would be negatively affected and our business and results of operations may suffer.

Our business may be harmed if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. In addition, we may be contractually obligated to indemnify our utility customers or other third parties that use or resell our products in the event our products are alleged to infringe a third party’s intellectual property rights. In many cases, these indemnification obligations are uncapped. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be harmed. Additionally, our utility customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and solutions. The occurrence of any of these events may harm our business, financial condition and results of operations.

In addition to this general risk, we are aware of specific patents that we could be accused of, or allegedly are, infringing. We believe we would have valid defenses available to us if adjudicated, but our defense may not be successful. Even if our defenses are valid, however, responding to an accusation of patent infringement could be time consuming and costly to defend.

The success of our business depends on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, trademark, trade dress, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement or use, which could harm our competitive position.

In recent years, in the United States and elsewhere, considerable doubt has been cast upon the validity of software patents as a whole. Were the underlying laws to change, such that we were no longer able to patent our software platform, our intellectual property rights might be more difficult to protect.

We cannot ensure that any of our pending applications will be granted or that any patents that may be issued will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination or similar claims with respect to any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and harm our business and results of operations.

We may be required to spend significant resources to monitor and protect our intellectual property rights. In order to protect or enforce our patent rights, protect our trade secrets or know-how, or determine the enforceability, scope and validity of the proprietary rights of others, we may initiate patent litigation or other proceedings against third parties, such as infringement suits or interference proceedings. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation and other proceedings also put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits or other proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may harm our business, financial condition and results of operations.

Some of our products rely on technologies developed or licensed by third parties. We may seek to license technology from third parties for future products and solutions. We may not be able to obtain or continue to obtain licenses and technologies from these third parties on commercially reasonable terms or at all. Our inability to retain our current third-party licenses or obtain third-party licenses required to develop new products or product enhancements could require us to obtain alternate technology that may be of lower quality or performance standards or at greater cost, or could require that we change our product and design plans, any of which could limit or delay our ability to manufacture and sell our products.

We use open source software in our products and solutions that may subject our products and solutions to general release or require us to re-engineer our products and solutions, which may harm our business.

We use open source software in connection with our products and solutions. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and make available any derivative works of the open source code on unfavorable terms or at no cost. Although we attempt to make sure open source software is only used in a manner that would not require us to disclose the source code to the related product or that would not otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release proprietary source code, pay damages for breach of contract, re-engineer our products, discontinue the sale of products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could harm our business, results of operations and financial condition.

If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be harmed.

In addition to patent-pending technology, we rely on our unpatented technology and trade secrets. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees and contractors and with parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. These disputes could result in substantial litigation costs, monetary damages or restrictions on our ability to offer our products and solutions. If our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and harm our business, financial condition and results of operations.

Developments in data protection laws and regulations may affect our solutions, which could harm our business.

Our solutions may be subject to data protection laws and regulations that impose a general framework for the collection, processing and use of personal data. Our platform and solutions rely on the transfer of data relating to individual energy usage and may be affected by these laws and regulations. It is unclear how the regulations governing the collection, use and disclosure of personal data in connection with privacy requirements will further develop in the United States and internationally, and to what extent this may affect our solutions. These developments could harm our business, financial condition and results of operations.

We are subject to international business uncertainties that could harm our business and results of operations or slow our growth.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and, other than our operations in the United Kingdom, Canada, France, Sweden, Australia, Hong Kong, Japan and New Zealand, we have limited experience entering new geographic markets. We recently incorporated a subsidiary in Odessa, Ukraine, to expand our research and development workforce. The Ukraine has experienced considerable political turmoil and this turmoil may impact our operations, which would in turn compromise our ability to develop our products at the pace and cost that we desire. This and other international efforts may not be successful. International sales and operations are subject to risks such as:

•	inability to localize our product;

•	lack of effectiveness of our solutions in new markets;

•	technology compatibility;

•	the imposition of government controls;

•	government expropriation of facilities;

•	lack of a well-established system of laws and enforcement of those laws;

•	lack of a legal system free of undue influence or corruption;

•	exposure to a business culture in which improper sales practices may be prevalent;

•	restrictions on the import or export of critical technology;

•	currency exchange rate fluctuations;

•	multiple and possibly overlapping tax regimes and adverse tax burdens;

•	compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act or the U.K. Anti-Bribery Act of 2010;

•	lack of availability of qualified third-party financing;

•	generally longer receivable collection periods than in the United States;

•	difficulties in staffing and managing foreign operations;

•	preference for local vendors;

•	burdens of complying with different permitting standards;

•	a wide variety of foreign laws and obstacles to the repatriation of earnings and cash;

•	difficulties in handling legal disputes in foreign jurisdictions; and

•	different or lesser protection of our intellectual property.

Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our business approach and technology to take into account such factors as differing customer business models, product requirements and needs, the applicable regulatory and business environment, labor costs and other economic conditions. These factors may harm our future international sales and, consequently, our business, financial condition and results of operations and slow our future growth.

Federal, state and international laws regulating telephone and email marketing practices impose certain obligations on marketers, which could reduce our ability to expand our business.

We make telephone calls and send emails and text messages as part of our solutions. The United States regulates marketing by telephone, text message and email. The Telephone Consumer Protection Act prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitation on making phone calls and sending text messages to consumers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with energy consumers and impair our ability to expand the use of our solutions, including our demand response solution, to more customers. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and other applicable securities or exchange-related rules and regulations. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more difficult, time consuming or costly, particularly when we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not

“emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a ‘‘large accelerated filer,’’ with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to ‘‘opt out’’ of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We have identified a material weakness in our internal control over financial reporting. Although we expect to make every effort to address this material weakness, we may find that we are unable to remediate this deficiency in our control environment, which could reduce the reliability of our financial reporting, harm investor confidence in our company and affect the value of our common stock.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2013, we and our independent registered public accounting firm identified a material weakness in the design and operation of our internal control over financial reporting. The material weakness relates to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements during this period. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We are currently in the process of remediating the material weakness and are taking numerous steps that we believe will address the underlying causes of the material weakness, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing and segregating duties within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process. If we fail to effectively remediate deficiencies in our control environment we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. Even if we are able to report our financial statements accurately and in a timely manner, if we do not make all necessary improvements to address the material weakness, continued disclosure of a material weakness will be required in future filings with the SEC, which could cause our reputation to be harmed and our stock price to decline.

As a result of becoming a public company, we will be obligated to develop and maintain a system of effective internal controls over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an ‘‘emerging growth company’’ as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate our current material weakness or any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

Acquisitions of other businesses, products or technologies could disrupt our business and harm our financial condition and results of operations.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. We have not completed any acquisitions to date and we therefore have no experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing products and solutions. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could harm our results of operations.

As of December 31, 2013, we had U.S. federal net operating loss carryforwards due to prior period losses of $58.3 million for U.S. federal purposes, which if not utilized will begin to expire in 2027. Realization of these net operating loss carryforwards is dependent upon future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our results of operations.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards or other tax attributes, in any taxable year may be limited if we have experienced or experience in connection with our initial public offering or in the future an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.

Our initial public offering or future issuances of our stock could cause an “ownership change.” It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could harm our results of operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In the future, we may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

Our business could be severely harmed by natural disasters or other catastrophes.

A significant catastrophic event such as war, acts of terrorism, natural disasters, such as earthquakes, fire or floods, loss of power, computer viruses, or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair deployment of our solutions by our utility customers, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our utility customers from honoring their contractual obligations to us or otherwise harm our business. To the extent that such disruptions or uncertainties result in delays or cancellations of the deployment of our products and solutions, our reputation, business, results of operations and financial condition could be harmed.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers, directors and their affiliates and our 5% stockholders may prevent new investors from influencing significant corporate decisions.

As of May 1, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, 61% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there was no public market for shares of our common stock, and the trading price of our common stock may fluctuate substantially. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Based on shares outstanding as of May 1, 2014, a total of 42,111,918, or 86%, of our total outstanding shares are restricted from immediate resale, but may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of May 1, 2014, we had 49,126,918 shares of common stock outstanding. Of these shares, the common stock sold in our initial public offering will be freely tradable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. The holders of substantially all of the shares of outstanding common stock have agreed with the underwriters, subject to certain exceptions described in “Underwriters,” not to dispose of or hedge any of their common stock during the 180-day period beginning on April 3, 2014, except with the prior written consent of Morgan Stanley & Co. LLC and Goldman, Sachs & Co. After the expiration of the 180-day restricted period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

As of May 1, 2014, stockholders owning an aggregate of 34,593,054 shares will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register the 6,007,317 shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

As restrictions end or pursuant to registration rights, sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware Law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain or will contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include or will include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	establishing that the number of directors is set by the board of directors;

•	providing that board vacancies be filled by the board of directors; and

•	limiting the ability to remove directors other than for cause.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or trading volume of our stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From January 1, 2014 through March 31, 2014, we granted to our employees, consultants and other service providers options to purchase an aggregate of 50,000 shares of common stock under our Amended and Restated 2007 Stock Plan at an exercise price of $18.00 per share.

From January 1, 2014 through March 31, 2014, we issued and sold to our employees, consultants and other service providers an aggregate of 578,019 shares of common stock upon the exercise of options under our Amended and Restated 2007 Stock Plan at exercise prices ranging from $0.475 to $15.20 per share, for an aggregate exercise price of $1.3 million.

From January 1, 2014 through March 31, 2014, we granted to our employees, consultants and other service providers 485,950 restricted stock units under our Amended and Restated 2007 Stock Plan.

In April 2014, we issued 157,664 shares of common stock pursuant to the conversion of a subordinated convertible promissory note based on a conversion price of $16.72 per share.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock issued in these transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The sales of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds from Public Offering of Common Stock

In April 2014, we closed our IPO, in which we sold 7,015,000 shares of common stock at a price to the public of $19.00 per share, including shares sold in connection with the exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194264), which was declared effective by the SEC on April 3, 2014. We raised $121.9 million in net proceeds after deducting underwriting discounts and commissions of $9.3 million and estimated offering expenses of $2.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 4, 2014 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy, which provides for investments in registered money market funds and U.S. treasury securities. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman, Sachs & Co.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1		Fifth Amended and Restated Certificate of Incorporation.	Filed herewith

3.2		Amended and Restated Bylaws.	S-1	3.4	March 3, 2014

4.1		Form of Common Stock certificate of the Registrant.	S-1/A	4.1	March 24, 2014

10.1		First Amendment to Deed of Lease by and between MEPT Courthouse Tower, LLC and the Registrant dated March 21, 2014.	Filed herewith

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	**	XBRL Instance Document	Filed herewith

101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2014		OPOWER, INC.

	By:	/s/ Thomas G. Kramer
Thomas G. Kramer
Chief Financial Officer (Principal Financial and Accounting Officer)