Form 10-Q
period 2014-06-30
OPOWER, INC.
filed 2014-08-14
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 1, 2014, 49,296,385 shares of the registrant’s Common Stock, $0.000005 par value, were issued and outstanding.

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

OPOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2013	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$28,819	$148,674
Accounts receivable, net of allowance for doubtful accounts of $361 and $0 at December 31, 2013 and June 30, 2014, respectively	20,228	24,857
Prepaid expenses and other current assets	1,988	3,584

Total current assets	51,035	177,115
Property and equipment, net	10,813	13,438
Other assets	1,287	324

Total assets	$63,135	$190,877

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,163	$1,443
Accrued expenses	4,452	5,411
Deferred revenue	50,623	63,277
Accrued compensation and benefits	4,817	6,435
Other current liabilities	1,831	1,543

Total current liabilities	62,886	78,109
Deferred revenue	1,767	1,047
Notes payable	2,418	—
Other liabilities	2,327	1,600

Total liabilities	69,398	80,756

Commitments and contingencies (see Note 6)
Stockholders’ equity (deficit):
Convertible preferred stock:
Series A preferred stock Par value $0.000005 per share—5,378 shares authorized, issued, and outstanding as of December 31, 2013; liquidation preference of $1,545 as of December 31, 2013	1,466	—
Series B preferred stock Par value $0.000005 per share—8,376 shares authorized; 8,251 issued and outstanding as of December 31, 2013; liquidation preference of $16,448 as of December 31, 2013	16,355	—
Series C preferred stock Par value $0.000005 per share—5,674 shares authorized; 5,618 issued and outstanding as of December 31, 2013; liquidation preference of $50,000 as of December 31, 2013	49,872	—

Total convertible preferred stock	67,693	—

Preferred stock, par value $0.000005 per share—25,000 shares authorized; none issued and outstanding as of June 30, 2014	—	—
Common stock, par value $0.000005 per share—500,000 shares authorized; 22,113 and 49,184 issued and outstanding as of December 31, 2013 and June 30, 2014, respectively	—	—
Additional paid-in capital	9,407	215,177
Accumulated deficit	(83,243)	(105,028)
Accumulated other comprehensive loss	(120)	(28)

Total stockholders’ equity (deficit)	(6,263)	110,121

Total liabilities and stockholders’ equity (deficit)	$63,135	$190,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$21,229	$31,247	$40,252	$59,820
Cost of revenue	7,320	10,773	15,269	20,708

Gross profit	13,909	20,474	24,983	39,112
Operating expenses:
Sales and marketing	7,638	17,379	14,224	29,378
Research and development	6,112	12,200	11,845	22,954
General and administrative	1,489	5,551	3,062	8,769

Total operating expenses	15,239	35,130	29,131	61,101

Operating loss	(1,330)	(14,656)	(4,148)	(21,989)
Other income (expense):
Gain (loss) on foreign currency	(525)	(133)	(400)	162
Interest expense	(48)	(19)	(61)	(85)
Other, net	(67)	(25)	(67)	143

Loss before income taxes	(1,970)	(14,833)	(4,676)	(21,769)
Provision for (benefit from) income taxes	26	(28)	33	16

Net loss	$(1,996)	$(14,805)	$(4,709)	$(21,785)

Weighted-average common stock outstanding:
Basic and diluted	21,014	46,370	20,785	34,253
Net loss per share:
Basic and diluted	$(0.09)	$(0.32)	$(0.23)	$(0.64)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss	$(1,996)	$(14,805)	$(4,709)	$(21,785)
Other comprehensive income (loss)
Foreign currency translation	(8)	218	(74)	51
Unrealized gain on hedge transactions, net	32	20	57	41

Total other comprehensive income (loss)	24	238	(17)	92

Total comprehensive loss	$(1,972)	$(14,567)	$(4,726)	$(21,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Convertible Preferred Stock								Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,378	$1,466	8,251	$16,355	5,618	$49,872	22,113	$—	$9,407	$(83,243)	$(120)	$(6,263)

Issuance of common stock	—	—	—	—	—	—	652	—	1,451	—	—	1,451
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	499	—	—	499
Issuance of common stock in connection with initial public offering, net of issuance costs							7,015		121,706			121,706
Conversion of convertible preferred stock into common stock in connection with initial public offering	(5,378)	(1,466)	(8,251)	(16,355)	(5,618)	(49,872)	19,246		67,693			—
Conversion of convertible debt into common stock in connection with initial public offering							158		2,996			2,996
Stock-based compensation	—	—	—	—	—	—	—	—	11,425	—	—	11,425
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	51	51
Unrealized gain on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	41	41
Net loss	—	—	—	—	—	—	—	—	—	(21,785)	—	(21,785)

Balance at June 30, 2014	—	$—	—	$—	—	$—	49,184	$—	$215,177	$(105,028)	$(28)	$110,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Operating Activities
Net loss	$(4,709)	$(21,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,621	2,989
Stock-based compensation expense	742	10,938
Non-cash interest expense	61	52
Asset impairment	—	82
Other	(50)	189
Changes in operating assets and liabilities:
Accounts receivable	(5,650)	(4,274)
Prepaid expenses and other current assets	(466)	(1,049)
Other assets	(217)	(51)
Accounts payable	461	278
Accrued expenses	620	652
Accrued compensation and benefits	654	1,607
Deferred revenue	13,561	11,569
Other liabilities	(99)	(177)

Net cash provided by operating activities	6,529	1,020

Investing Activities
Additions to property and equipment	(3,949)	(5,011)

Net cash used in investing activities	(3,949)	(5,011)

Financing Activities
Proceeds from issuance of common stock	1,600	1,451
Proceeds from initial public offering, net of underwriting discounts and commissions	—	123,955
Issuance of notes payable	2,500	—
Payment of offering costs	—	(1,337)
Principal payments on capital lease obligations	—	(242)

Net cash provided by financing activities	4,100	123,827

Effect of exchange rate changes on cash and cash equivalents	(80)	19
Net increase in cash and cash equivalents	6,600	119,855
Cash and cash equivalents, beginning of period	24,597	28,819

Cash and cash equivalents, end of period	$31,197	$148,674

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$29	$7
Cash paid for interest	—	35
Supplemental disclosure of non-cash investing and financing activities
Assets acquired under capital leases	297	—
Accrued property and equipment purchases	60	195
Capitalized stock-based compensation	52	487
Vesting of common stock subject to repurchase	166	499
Accrued deferred offering costs	—	638
Conversion of convertible preferred stock into common stock	—	67,693
Conversion of convertible debt into common stock	—	2,996

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

2. Initial Public Offering

In April 2014, the Company closed its initial public offering of its common stock (the “IPO”) whereby 7,015,000 shares of common stock were sold to the public, including 915,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a price of $19.00 per share. The Company’s shares are traded on the New York Stock Exchange under the symbol “OPWR”. The Company received aggregate proceeds of $121.7 million from the IPO, net of underwriters’ discounts and commissions and offering expenses of $2.2 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 19,246,714 shares of common stock, and the Company’s subordinated convertible promissory note automatically converted into 157,664 shares of common stock. Offering expenses of $0.8 were recorded in other assets on the condensed consolidated balance sheets as of December 31, 2013 and $2.2 million were reclassified to additional paid-in capital in connection with the IPO.

3. Summary of Significant Accounting Policies

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

Reclassifications and Adjustments

During the first quarter of 2014, the Company updated its methodology for allocating certain general and administrative costs to more closely align these costs to the functional departments consuming the related services. As a result, certain prior period costs have been reclassified from General and administrative expenses to Cost of revenue, Sales and marketing expenses, and Research and development expenses primarily based on the headcount in each of these functional areas. The reclassifications for the three months ended June 30, 2013 reduced general and administrative expenses by $1.3 million and increased cost of revenue, sales and marketing expenses, and research and development expenses by $0.1 million, $0.7 million and $0.5 million, respectively. The reclassifications for the six months ended June 30, 2013 reduced general and administrative expenses by $2.1 million and increased cost of revenue, sales and marketing expenses, and research and development expenses by $0.2 million, $1.1 million, and $0.8 million, respectively. These reclassifications had no effect on previously reported operating loss, net loss or cash flows.

During the first quarter of 2014, the Company recorded adjustments related to prior periods which increased revenue by $0.3 million for the six months ended June 30, 2014, and increased gains on foreign currency by $0.2 million for the six months ended June 30, 2014. The Company has concluded that these changes do not have a material effect on the reported results of operations for the six months ended June 30, 2014 after consideration of quantitative and qualitative factors. The impact to all prior interim and annual periods was also not material.

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

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		December 31, 2013	June 30, 2014
	2013	2014	2013	2014
Customer A	15%	10%	14%	11%	*	*
Customer B	*	12%	10%	11%	*	33%
Customer C	14%	*	14%	*	22%	13%
Customer D	*	*	*	*	10%	*
Customer E	*	*	*	*	12%	*

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

The Company entered into a convertible debt agreement that contained certain conversion features and a change in control premium that were deemed to represent derivative financial instruments valued collectively. The fair value of the derivative was measured at inception and recorded as a noncurrent liability on the consolidated balance sheet. This derivative financial instrument was re-measured and marked-to-market at the end of each reporting period, and changes in fair value from period to period were recognized within other income (expense), net on the statements of operations. Upon the closing of the IPO, the Company’s convertible debt automatically converted into common stock.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as a separate element of stockholders’ equity (deficit) and are excluded from net loss. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains or losses on hedge transactions.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance stating that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance is effective on a prospective basis for annual and interim periods beginning after December 15, 2013, but early adoption and retrospective application are permitted. The Company adopted the guidance effective January 1, 2014 and it did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually significant disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements

4. Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013				June 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds (2)	$15,511	$15,511	—	—	$133,684	$133,684	—	—

Total	$15,511	$15,511	—	—	$133,684	$133,684	—	—

Liabilities:
Foreign currency derivative contracts	$(41)	$—	$(41)	$—	(21)	$—	$(21)	$—
Convertible debt derivative	(388)	—	—	(388)	—	—	—	—

Total	$(429)	$—	$(41)	$(388)	$(21)	$—	$(21)	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)	Money market funds associated with the Company’s overnight investment sweep account.

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

The following table presents a reconciliation of the convertible debt derivative instrument measured at fair value using significant unobservable inputs, and the amount of gain (loss) recorded in the Company’s condensed consolidated statements of operations as a result of changes in fair value (in thousands):

	Six Months Ended June 30,
	2013	2014
Convertible debt derivative
Balance, beginning of period	$—	$(388)
Initial valuation on date of issuance	(241)	—
Revaluation	(66)	30
Conversion of debt	—	358

Balance, end of period	$(307)	$—

All of the Company’s derivative financial instruments are classified on the consolidated balance sheets as other current liabilities and other liabilities, and none are designated for trading or speculative purposes.

Other Fair Value Disclosures

The fair value of the Company’s notes payable was determined based on a discounted cash flow analysis using Level 2 inputs based on quoted market prices for similar instruments that are not active. As of December 31, 2013, the estimated fair value of the notes payable approximated its carrying value of $2.4 million.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Equipment	$5,034	$6,018
Software	8,948	12,851
Furniture and fixtures	306	332
Leasehold improvements	2,038	2,558

Total property and equipment	$16,326	$21,759
Accumulated depreciation and amortization	(5,513)	(8,321)

Total property and equipment, net	$10,813	$13,438

As of December 31, 2013 and June 30, 2014, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.4 million and $1.4 million, respectively. Accumulated depreciation related to this computer equipment was $0.2 million and $0.4 million as of December 31, 2013 and June 30, 2014, respectively. Interest expense for the three months and six months ended June 30, 2013 and 2014 was immaterial. As of December 31, 2013 and June 30, 2014, the total capital lease obligation was $1.3 million and $1.0 million, respectively, and recorded on the consolidated balance sheets as other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the three months ended June 30, 2013 and 2014, the Company capitalized $2.0 million and $2.8 million of these software development costs, respectively. During the six months ended June 30, 2013 and 2014, the Company capitalized $3.5 million and $3.9 million of these software development costs, respectively. The net book value of capitalized internal use software was $6.4 million and $8.5 million as of December 31, 2013 and June 30, 2014, respectively. Amortization expense related to capitalized internal-use software was $0.6 million and $1.0 million for the three months ended June 30, 2013 and 2014, respectively, and $1.0 million and $1.8 million for the six months ended June 30, 2013 and 2014, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cost of revenue	$385	$701	$594	$1,248
Sales and marketing	73	101	110	147
Research and development	421	792	767	1,384
General and administrative	19	48	150	210

Total	$898	$1,642	$1,621	$2,989

6. Commitments and Contingencies

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

Rent expense under operating leases was $0.6 million and $1.1 million for the three months ended June 30, 2013 and 2014, respectively, and $1.1 million and $2.2 million for the six months ended June 30, 2013 and 2014, respectively.

Letters of Credit

As of December 31, 2013 and June 30, 2014, the Company had outstanding letters of credit totaling $1.1 million in connection with securing its leased office space. The outstanding amounts for the Arlington and San Francisco offices are $1.0 million and $0.1 million, respectively, and both letters of credit remain outstanding as of June 30, 2014.

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

7. Stockholders’ Equity

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

The following table summarizes the activity of the Company’s outstanding restricted stock for the three months ended June 30, 2014 (in thousands, expect per share amounts):

		Weighted- Average Grant Date Fair Value
	Restricted Shares
Balance as of December 31, 2013	113	$2.09
Vested	(79)	2.09

Balance as of June 30, 2014	34	$2.09

In the event of a termination of services for any reason, any unvested shares of restricted stock are subject to a repurchase option by the Company at the original purchase price. The initial funds received for the restricted common stock are recorded as a liability and are subsequently reclassified to equity over time as the restricted stock vests and they are released from the repurchase option. The total repurchase option liability related to restricted stock was $0.2 million and $0.1 million as of December 31, 2013 and June 30, 2014, respectively.

Accumulated Other Comprehensive Loss

Other comprehensive loss is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity (deficit). The Company’s other comprehensive loss consists of foreign currency translation adjustments resulting from the translation of the Company’s foreign subsidiaries whose functional currency is their respective local currency, as well as any unrealized gains or losses on the Company’s unsettled foreign currency derivative contracts.

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign currency translation	Foreign currency derivative instruments	Accumulated other comprehensive loss
Balance as of December 31, 2013	$(6)	$(114)	$(120)
Other comprehensive income (loss) before reclassifications	51	(4)	47
Reclassifications to net income	—	45	45

Other comprehensive income (loss)	51	41	92

Balance as of June 30, 2014	$45	$(73)	$(28)

Gains and losses on cash flow hedges are recognized in the consolidated statements of operations in revenue.

8. Stock-Based Compensation

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2014 is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2013	7,790	$3.83	7.6	$98,814
Granted	50	18.00
Exercised	(652)	2.22
Forfeited	(171)	3.50

Balance at June 30, 2014	7,017	$4.09	7.7	$103,542

Vested and expected to vest after June 30, 2014	6,808	$4.00	7.7	$101,094
Exercisable at June 30, 2014	4,440	$3.33	7.3	$68,901

(1)	Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options.

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2013 and June 30, 2014, unvested stock options subject to repurchase were 0.3 million and 0.3 million, respectively, at an aggregate exercise price of $0.9 million and $0.6 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Total fair value of stock options granted	$1,555	$—	$1,709	$434
Total fair value of shares vested	304	1,542	693	2,820
Total intrinsic value of stock options exercised	1,135	1,112	2,802	10,115
Cash received from stock options exercised	350	195	1,600	1,451

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2014 is summarized in the following table (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2013	1,093	$15.48
Granted	904	17.77
Forfeited	(93)	16.16

Balance as of June 30, 2014	1,904	$16.52

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations within the following line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cost of revenue	$38	$534	$66	613
Sales and marketing	172	4,226	256	4,975
Research and development	171	2,596	349	2,893
General and administrative	49	1,920	71	2,457

Total	$430	$9,276	$742	$10,938

As of June 30, 2014, there was $16.8 million of unrecognized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers, which is expected to be recognized over a weighted-average period of 3.1 years. The total unrecognized stock-based compensation expense relating to these RSUs was $19.9 million as of June 30, 2014, which is expected to be recognized over a weighted-average period of 2.4 years. Total capitalized stock-based compensation expense for the three months and six months ended June 30, 2014 was $0.5 million and $0.5 million, respectively.

9. Income Taxes

For the three months and six months ended June 30, 2013 and 2014, the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s deferred tax assets would not be fully realized. Accordingly, the deferred tax assets have been fully reserved at December 31, 2013 and June 30, 2014.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

10. Net Income (Loss) Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend is paid on common stock. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months and six months ended June 30, 2013 and 2014 were not allocated to these participating securities.

The following table summarizes the calculation of the Company’s basic and diluted net income (loss) per share under the two-class method attributable to common stockholders for the three months and six months ended June 30, 2013 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Numerator:
Net loss	$(1,996)	$(14,805)	$(4,709)	$(21,785)
Non-cumulative dividends to preferred stockholders	—	—	—	—

Net loss attributable to common stockholders	$(1,996)	$(14,805)	$(4,709)	$(21,785)

Denominator:
Weighted-average common stock outstanding, basic	21,014	46,370	20,785	34,253
Effect of potentially dilutive stock options and restricted stock	—	—	—	—

Weighted-average common stock outstanding, diluted	21,014	46,370	20,785	34,253

Net loss per share, basic and diluted	$(0.09)	$(0.32)	$(0.23)	$(0.64)

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2014
Convertible preferred stock	19,247	—
Stock options	6,325	7,017
Restricted stock units	—	1,904
Common stock subject to repurchase	436	259

	26,008	9,180

In addition, for periods prior to the IPO, the Company has also excluded the convertible preferred stock and convertible note payable from the calculation of diluted net loss per share attributable to common stockholders because the conversion was contingent on future events.

11. Geographic Information

Revenue generated for customers located in the United States was approximately 91% and 86% of revenue for the three months ended June 30, 2013 and 2014, respectively, and approximately 92% and 86% of revenue for the six months ended June 30, 2013 and 2014, respectively.

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

Our growth is driven by acquiring new customers and expanding with existing customers. We continue to acquire new customers in the United States and internationally. Our number of utility customers has increased from 63, of which 61 resided in the United States, as of December 31, 2011, to 93 customers in 8 countries as of December 31, 2013. We have expanded with existing customers by cross-selling different solutions and adding households and businesses that use our platform. The number of households and businesses on our platform has grown from 1.4 million at December 31, 2010 to 32.1 million at December 31, 2013.

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2011, 2012 and 2013, our revenue was $28.7 million, $51.8 million and $88.7 million, respectively, and for the six months ended June 30, 2013 and 2014, our revenue was $40.3 million and $59.8 million, respectively. Our net losses for the years ended December 31, 2011, 2012 and 2013 were $21.3 million, $12.3 million and $14.2 million, respectively, and our net losses for the six months ended June 30, 2013 and 2014 were $4.7 million and $21.8 million, respectively. We have grown from 162 employees as of December 31, 2010 to 545 employees as of June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Financial Metrics:
Revenues	$21,229	$31,247	$40,252	$59,820
Period-over-period percentage increase		47%		49%
Adjusted EBITDA(1)	$(2)	$(3,738)	$(1,785)	$(8,062)

(1)	Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “—Non-GAAP Financial Measures.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,996)	$(14,805)	$(4,709)	$(21,785)
Provision for (benefit from) income taxes	26	(28)	33	16
Other (income) expense, including interest	640	177	528	(220)
Depreciation and amortization	898	1,642	1,621	2,989
Stock-based compensation	430	9,276	742	10,938

Adjusted EBITDA	$(2)	$(3,738)	$(1,785)	$(8,062)

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

Other Income and Expenses. Other income and expenses consist primarily of interest income, sublease income, interest expense and gains and losses related to foreign currency transactions. Interest income is income received primarily from deposits of cash and cash equivalents. Sublease income is related to an office sublease arrangement. Interest expense relates to interest incurred related to capital equipment leasing and on our note payable, which was converted to shares of common stock upon the closing of our initial public offering of common stock (the “IPO”). Foreign exchange gains and losses relate to transactions denominated in currencies other than the functional currency of our entities.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2014

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue.

	Three Months Ended June 30,
	2013	2014
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$21,229	$31,247
Cost of revenue(1)	7,320	10,773

Gross profit	13,909	20,474
Operating expenses(1)
Sales and marketing	7,638	17,379
Research and development	6,112	12,200
General and administrative	1,489	5,551

Total operating expenses	15,239	35,130

Operating loss	(1,330)	(14,656)
Other income (expense), net	(640)	(177)

Loss before income taxes	(1,970)	(14,833)
Provision for (benefit from) income taxes	26	(28)

Net loss	$(1,996)	$(14,805)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended June 30,
	2013	2014
	(In thousands)
Cost of revenue	$38	$534
Sales and marketing	172	4,226
Research and development	171	2,596
General and administrative	49	1,920

Total stock-based compensation	$430	$9,276

	Three Months Ended June 30,
	2013	2014
Percentage of Revenue:
Cost of revenue	34%	34%
Gross profit	66%	66%
Operating expenses
Sales and marketing	36%	56%
Research and development	29%	39%
General and administrative	7%	18%

Total operating expenses	72%	113%

Operating loss	-6%	-47%
Other income (expense), net	-3%	-1%

Loss before income taxes	-9%	-48%
Provision for (benefit from) income taxes	0%	0%

Net loss	-9%	-48%

Revenue

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Revenue	$21,229	$31,247	$10,018	47%

Revenue increased as a result of the addition of new customers and increased customer penetration as compared to the same period in the prior year. Of the $10.0 million increase in revenue, expansions with existing customers contributed $7.4 million and new customers contributed $2.6 million to revenue for the three months ended June 30, 2014. We increased customer penetration through expanding the number of households and businesses on previously deployed solutions and cross selling additional products to existing customers. International revenue was 9% and 14% of revenue for the three months ended June 30, 2013 and 2014, respectively. We expect international revenue to continue to increase as a percentage of revenue going forward as we continue to expand our international sales presence.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$7,320	$10,773	$3,453	47%
Gross profit	13,909	20,474	$6,565	47%
Gross margin	66%	66%

Employee compensation and related costs increased by $1.3 million as our headcount increased from June 30, 2013 to June 30, 2014. These new employees were primarily focused on implementing and delivering our services. Cost of revenue increased by an additional $1.3 million due to a higher volume of reports to utility customers combined with a related increased cost of delivery. The amortization of capitalized internal-use software costs increased by $0.3 million due to continued investment in our software products.

We expect postage and delivery costs to decrease as a percentage of revenue as we shift toward digital channels thereby increasing our gross margin in the long term.

Sales and Marketing

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$7,638	$17,379	$9,741	128%
Percentage of revenue	36%	56%

The increase in sales and marketing expense was primarily attributable to a $7.6 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From June 30, 2013 to June 30, 2014, the headcount of our sales and marketing staff increased, which drove a $3.5 million increase in salary and related expenses. Stock-based compensation expense increased $4.1 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Costs related to information technology and rent, market and regulatory consulting as well as customer relationship management software expenses further increased sales and marketing expenses by $0.9 million in the three months ended June 30, 2014. We also increased spending on sales and marketing-related travel and marketing events by $0.9 million in the three months ended June 30, 2014.

We expect sales and marketing expenses to increase in absolute dollars in the near to medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers.

Research and Development

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Research and development	$6,112	$12,200	$6,088	100%
Percentage of revenue	29%	39%

The increase in research and development expense was primarily attributable to a $5.3 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From June 30, 2013 to June 30, 2014, the headcount of our research and development staff increased, which drove a $2.9 million increase in salary and related expenses. Stock-based compensation expense increased $2.4 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Increased travel, information technology and rent, as well as development and integrated software, further increased expenses by $0.3 million.

We expect research and development expenses will increase in absolute dollars as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
General and administrative	$1,489	$5,551	$4,062	273%
Percentage of revenue	7%	18%

The increase in general and administrative expense was primarily attributable to a $3.4 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From June 30, 2013 to June 30, 2014, the headcount of our general and administrative staff increased, which drove a $1.5 million increase in salary and related expenses. Stock-based compensation expense increased $1.9 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Financial services and consultants combined to increase expenses by $0.4 million in the three months ended June 30, 2014.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, general and administrative expenses are likely to increase further related to costs necessary to operate as a public company.

Other Income (Expense), Net

	Three Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(640)	$(177)	$463	-72%
Percentage of revenue	-3%	-1%

For the three months ended June 30, 2014, other income (expense), net, increased primarily as a result of a decrease in foreign currency losses of $0.4 million and rental income of $0.1 million related to an office sublease agreement executed in the third quarter of 2013.

Comparison of the Six Months Ended June 30, 2013 and 2014

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue.

	Six Months Ended June 30,
	2013	2014
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$40,252	$59,820
Cost of revenue(1)	15,269	20,708

Gross profit	24,983	39,112
Operating expenses(1)
Sales and marketing	14,224	29,378
Research and development	11,845	22,954
General and administrative	3,062	8,769

Total operating expenses	29,131	61,101

Operating loss	(4,148)	(21,989)
Other income (expense), net	(528)	220

Loss before income taxes	(4,676)	(21,769)
Provision for income taxes	33	16

Net loss	$(4,709)	$(21,785)

(1)	Stock-based compensation was allocated as follows:

	Six Months Ended June 30,
	2013	2014
	(In thousands)
Cost of revenue	$66	$613
Sales and marketing	256	4,975
Research and development	349	2,893
General and administrative	71	2,457

Total stock-based compensation	$742	$10,938

	Six Months Ended June 30,
	2013	2014
Percentage of Revenue:
Cost of revenue	38%	35%
Gross profit	62%	65%
Operating expenses
Sales and marketing	35%	49%
Research and development	29%	38%
General and administrative	8%	15%

Total operating expenses	72%	102%

Operating loss	-10%	-37%
Other income (expense), net	-1%	0%

Loss before income taxes	-11%	-37%
Provision for income taxes	0%	0%

Net loss	-11%	-37%

Revenue

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Revenue	$40,252	$59,820	$19,568	49%

Revenue increased $19.6 million as a result of the addition of new customers and increased customer penetration as compared to the same period in the prior year. Expansions with existing customers contributed $13.6 million and new customers contributed $6.0 million to revenue for the six months ended June 30, 2014. We increased customer penetration through expanding the number of households and businesses on previously deployed solutions and cross selling additional products to existing customers. International revenue was 8% and 14% of revenue for the six months ended June 30, 2013 and 2014, respectively. We expect international revenue to continue to increase as a percentage of revenue going forward as we continue to expand our international sales presence.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$15,269	$20,708	$5,439	36%
Gross profit	24,983	39,112	$14,129	57%
Gross margin	62%	65%

Employee compensation and related costs increased by $2.3 million as our headcount increased from June 30, 2013 to June 30, 2014. These new employees were primarily focused on implementing and delivering our services. Cost of revenue increased by an additional $1.3 million due to a higher volume of reports to utility customers combined with an increased cost of delivery. The amortization of capitalized internal-use software costs increased by $0.7 million due to continued investment in our software products. Costs related to a user conference in February 2014 resulted in an increase to cost of revenue of $0.4 million for the six months ended June 30, 2014.

Gross margin was negatively impacted in the six months ended June 30, 2013 primarily due to increased costs related to home energy reports delivered by the U.S. Postal Service. In January 2013, the U.S. Postal Service determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost. A subsequent modification to our home energy reports allowed us to return to standard postage rates during the third quarter of 2013. We expect postage and delivery costs to further decrease as a percentage of revenue as we shift toward digital channels thereby increasing our gross margin in the long term.

Sales and Marketing

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$14,224	$29,378	$15,154	107%
Percentage of revenue	35%	49%

The increase in sales and marketing expense was primarily attributable to an $11.3 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From June 30, 2013 to June 30, 2014, the headcount of our sales and marketing staff increased, which drove a $6.6 million increase in salary and related expenses. Stock-based compensation expense increased $4.7 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Costs related to information technology and rent, market and regulatory consulting as well as customer relationship management software expenses further increased sales and marketing expenses by $1.6 million in the six months ended June 30, 2014. We also increased spending on sales and marketing-related travel and marketing events by $1.3 million in the six months ended June 30, 2014.

We expect sales and marketing expenses to increase in absolute dollars in the near to medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers.

Research and Development

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Research and development	$11,845	$22,954	$11,109	94%
Percentage of revenue	29%	38%

The increase in research and development expense was primarily attributable to an $8.5 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From June 30, 2013 to June 30, 2014, the headcount of our research and development staff increased, which drove a $6.0 million increase in salary and related expenses. Stock-based compensation expense increased $2.5 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Spending related to external consultants engaged to support product development increased by $0.8 million as compared to the prior year period. Increased travel, information technology and rent further increased expenses by $0.7 million.

We expect research and development expenses will increase in absolute dollars as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
General and administrative	$3,062	$8,769	$5,707	186%
Percentage of revenue	8%	15%

The increase in general and administrative expense was primarily attributable to a $4.9 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From June 30, 2013 to June 30, 2014, the headcount of our general and administrative staff increased, which drove a $2.5 million increase in salary and related expenses. Stock-based compensation expense increased $2.4 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Financial services and consultants combined to increase expenses by $0.8 million in the six months ended June 30, 2014.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, general and administrative expenses are likely to increase further related to costs necessary to operate as a public company.

Other Income (Expense), Net

	Six Months Ended June 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(528)	$220	$748	-142%
Percentage of revenue	-1%	0%

For the six months ended June 30, 2014, other income (expense), net, increased primarily as a result of a decrease in foreign currency losses of $0.4 million compared to the prior period and rental income of $0.2 million related to an office sublease agreement beginning in the third quarter of 2013 and continuing through the current period.

Liquidity and Capital Resources

As of June 30, 2014, our principal source of liquidity was cash and cash equivalents of $148.7 million, which were held for working capital purposes. Since our inception, we have financed our operations primarily through private placements of preferred stock, customer payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations and the E.ON SE loan.

In April 2014, we closed our IPO, in which we sold 7,015,000 shares of common stock at a price to the public of $19.00 per share, including shares sold in connection with the exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-1 (File No. 333-194264), which was declared effective by the SEC on April 3, 2014. We raised $121.7 million in net proceeds after deducting underwriting discounts and commissions of $9.3 million and offering expenses of $2.2 million.

We have a revolving credit facility of $15.0 million. The facility contains various covenants that limit our other indebtedness, investments, liens and transactions. In addition, the facility contains financial covenants that require a minimum adjusted quick ratio and minimum cash balances. As of June 30, 2014, we were in compliance with each of these financial covenants and have not yet drawn on the facility.

In March 2013, we entered into a convertible loan agreement with E.ON SE, one of our utility customers, pursuant to which E.ON SE issued us a $2.5 million loan with an interest rate of 5% per year, compounding annually. In connection with our IPO, the loan with E.ON SE converted into 157,664 shares of our common stock. For the six months ended June 30, 2014, we recognized revenue of $3.9 million from our relationship with E.ON SE.

We believe our current cash and cash equivalents, cash flows from operations and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2014
	(In thousands)
Net cash provided by operating activities	$6,529	$1,020
Net cash used in investing activities	(3,949)	(5,011)
Net cash provided by financing activities	4,100	123,827
Effect of foreign exchange rate changes on cash and equivalents	(80)	19

Net increase in cash and equivalents	$6,600	$119,855

Operating Activities

For the six months ended June 30, 2014, net cash provided by operating activities was $1.0 million as compared to $6.5 million for the six months ended June 30, 2013. The decrease in cash provided by operating activities for the six months ended June 30, 2014 was primarily related to our increase in investments in both sales and marketing and research and development, consisting primarily of payments of compensation to employees. These increases were partially offset by the net impact of changes in our operating assets and liabilities, with an increase in deferred revenue of $11.6 million partially offset by an increase in accounts receivable of $4.3 million.

As we increase investments in sales and marketing and research and development, we expect that we will experience a net usage of cash flows from operations for fiscal year 2014.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2014 was $5.0 million compared to $3.9 million for the six months ended June 30, 2013. The primary use of cash in investing activities for both periods was the purchase of equipment and the payment of salaries for employees and consultants relating to the development of capitalized software for internal use.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 was $123.8 million compared to $4.1 million for the six months ended June 30, 2013. The increase in cash provided by financing activities for the six months ended June 30, 2014 was primarily related to our initial public offering where we raised $124.0 million in proceeds, net of underwriting discounts and commissions partially offset by $1.3 million in payment of offering cost and a $2.5 million loan from E.ON SE in the prior year.

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

There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final prospectus for our initial public offering filed on April 4, 2014 for a more complete discussion of our critical accounting policies and estimates.

Commitments

As of December 31, 2013 and June 30, 2014, we had outstanding letters of credit totaling $1.1 million in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through September 2015.

Our principal commitments primarily consist of obligations under leases for office space and obligations under capital leases for equipment.

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

Interest Rate and Market Sensitivity

We had cash and cash equivalents of $148.7 million as of June 30, 2014. Our investments are considered cash equivalents and primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flow to be materially affected by an immediate change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the unremediated material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements as disclosed in our Registration Statement on Form S-1 dated March 24, 2014, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective. To address this material weakness, the company has taken steps to address the underlying causes of the material weakness as described further in “–Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

We have incurred significant losses to date, with an accumulated deficit of $105.0 million as of June 30, 2014. For the years ended December 31, 2011, 2012 and 2013, we incurred net losses of $21.3 million, $12.3 million and $14.2 million, respectively, and for the six months ended June 30, 2013 and 2014, we incurred net losses of $4.7 million and $21.8 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective customers that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

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

Our typical sales cycle across contracts is 6 to 24 months and can extend even longer in some cases. This extended sales, implementation and deployment process requires our senior management and our sales and marketing and customer services personnel to dedicate significant time to sales, and to use significant financial resources without any assurance of success or recovery of our related expenses.

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

Changes in the regulatory conditions could reduce a customer’s interest in or ability to implement our products and solutions. Examples of market dynamics driven by regulation include:

•	energy efficiency goals;

•	interpretations of the energy savings credit attributed to our products;

•	regulated compensation associated with energy efficiency;

•	demand response goals;

•	rules concerning the peak reductions attributed to our products;

•	regulated compensation associated with demand response;

•	smart metering or advanced meter infrastructure deployments; and

•	data protection and information security.

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

For the year ended December 31, 2012, our ten largest customers by revenue represented 61% of our total revenue, with two customers each representing more than 10% of our total revenue. For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three customers each representing more than 10% of our total revenue. For the six months ended June 30, 2014, our ten largest customers by revenue represented 64% of our total revenue, with two customers each representing more than 10% of our total revenue. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, are subject to delay. Our customers may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances.

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

Many of our customer agreements, including certain of our historically larger customers, are subject to customer termination for any reason, including for the customer’s convenience following a specified notice period. In limited circumstances, we may be required to provide refunds or sales credits in addition to the loss of future revenue from these customers. If customers terminate their agreements with us for convenience, our results of operations may be harmed and our revenue forecasts may be incorrect.

We have experienced rapid growth and organizational change in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 162 employees as of December 31, 2010 to 545 employees as of June 30, 2014. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. We anticipate further growth in headcount will be required to address increases in our solution offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business and results of operations may suffer.

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

Our customers often request customized service that is costly and time consuming for us to deliver. While we try to limit customization of our product for individual customers, customizations continue to take up valuable research and development resources. We are taking steps to make customization requests easier to fulfill, but those efforts may prove to be unsuccessful. If we are unable to make customization requests easier to fulfill, customer satisfaction would be negatively affected and our business and results of operations may suffer.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and, other than our operations in the United Kingdom, Canada, France, Sweden, Australia, Hong Kong, Japan and New Zealand, we have limited experience entering new geographic markets. We operate a subsidiary in Odessa, Ukraine, which we formed to expand our research and development workforce. Ukraine has experienced considerable political turmoil and this turmoil may impact our operations, which would in turn compromise our ability to develop our products at the pace and cost that we desire. This and other international efforts may not be successful. International sales and operations are subject to risks such as:

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has not issued an opinion on our internal control over financial reporting. Our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an ‘‘emerging growth company’’ as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

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

As of August 1, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned, in the aggregate, 61% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

Based on shares outstanding as of August 1, 2014, a total of 42,281,385, or 86%, of our total outstanding shares are restricted from immediate resale, but may be sold in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of August 1, 2014, we had 49,296,385 shares of common stock outstanding. Of these shares, the common stock sold in our initial public offering will be freely tradable in the United States, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. The holders of substantially all of the shares of outstanding common stock have agreed with the underwriters, subject to certain exceptions described in “Underwriters,” not to dispose of or hedge any of their common stock during the 180-day period beginning on April 3, 2014, except with the prior written consent of Morgan Stanley & Co. LLC and Goldman, Sachs & Co. After the expiration of the 180-day restricted period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

As of August 1, 2014, stockholders owning an aggregate of 34,593,054 shares will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States. In addition, we filed a registration statement to register the 6,007,317 shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

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

(a) Sales of Unregistered Securities

From April 1, 2014 through June 30, 2014, we granted to our employees, consultants and other service providers 76,200 restricted stock units under our Amended and Restated 2007 Stock Plan.

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

ITEM 6.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Fifth Amended and Restated Certificate of Incorporation	10-Q	3.1	May 15, 2014

3.2	Amended and Restated Bylaws	S-1	3.4	March 3, 2014

4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	March 24, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS**	XBRL Instance Document	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2014		OPOWER, INC.

	By:	/s/ Thomas G. Kramer
Thomas G. Kramer
Chief Financial Officer (Principal Financial and Accounting Officer)