Form 10-Q
period 2014-09-30
OPOWER, INC.
filed 2014-11-13
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 1, 2014, 49,842,511 shares of the registrant’s Common Stock, $0.000005 par value, were issued and outstanding.

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

OPOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2013	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$28,819	$137,565
Accounts receivable, net of allowance for doubtful accounts of $361 and $0 at December 31, 2013 and September 30, 2014, respectively	20,228	21,529
Prepaid expenses and other current assets	1,988	3,854

Total current assets	51,035	162,948
Property and equipment, net	10,813	15,017
Other assets	1,287	206

Total assets	$63,135	$178,171

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,163	$943
Accrued expenses	4,452	5,545
Deferred revenue	50,623	54,931
Accrued compensation and benefits	4,817	6,167
Other current liabilities	1,831	1,350

Total current liabilities	62,886	68,936
Deferred revenue	1,767	558
Notes payable	2,418	—
Other liabilities	2,327	1,351

Total liabilities	69,398	70,845

Commitments and contingencies (see Note 6)
Stockholders’ equity (deficit):
Convertible preferred stock:
Series A preferred stock Par value $0.000005 per share - 5,378 shares authorized, issued, and outstanding as of December 31, 2013; liquidation preference of $1,545 as of December 31, 2013	1,466	—
Series B preferred stock Par value $0.000005 per share - 8,376 shares authorized; 8,251 issued and outstanding as of December 31, 2013; liquidation preference of $16,448 as of December 31, 2013	16,355	—
Series C preferred stock Par value $0.000005 per share - 5,674 shares authorized; 5,618 issued and outstanding as of December 31, 2013; liquidation preference of $50,000 as of December 31, 2013	49,872	—

Total convertible preferred stock	67,693	—

Preferred stock, par value $0.000005 per share - 25,000 shares authorized; none issued and outstanding as of September 30, 2014	—	—
Common stock, par value $0.000005 per share - 500,000 shares authorized; 22,113 and 49,381 issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	—	—
Additional paid-in capital	9,407	220,636
Accumulated deficit	(83,243)	(113,224)
Accumulated other comprehensive loss	(120)	(86)

Total stockholders’ equity (deficit)	(6,263)	107,326

Total liabilities and stockholders’ equity (deficit)	$63,135	$178,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$22,491	$33,774	$62,743	$93,594
Cost of revenue	7,970	11,212	23,239	31,920

Gross profit	14,521	22,562	39,504	61,674
Operating expenses:
Sales and marketing	8,391	14,580	22,615	43,958
Research and development	7,821	11,177	19,666	34,131
General and administrative	1,886	4,241	4,948	13,010

Total operating expenses	18,098	29,998	47,229	91,099

Operating loss	(3,577)	(7,436)	(7,725)	(29,425)
Other income (expense):
Gain (loss) on foreign currency	370	(853)	(30)	(691)
Interest expense	(61)	(14)	(122)	(99)
Other, net	84	144	17	287

Loss before income taxes	(3,184)	(8,159)	(7,860)	(29,928)
Provision for (benefit from) income taxes	(9)	37	24	53

Net loss	$(3,175)	$(8,196)	$(7,884)	$(29,981)

Weighted-average common stock outstanding:
Basic and diluted	21,303	49,091	20,959	39,253
Net loss per share:
Basic and diluted	$(0.15)	$(0.17)	$(0.38)	$(0.76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss	$(3,175)	$(8,196)	$(7,884)	$(29,981)
Other comprehensive income (loss)
Foreign currency translation	58	(89)	(16)	(38)
Unrealized gain (loss) on hedge transactions, net	(75)	31	(18)	72

Total other comprehensive income (loss)	(17)	(58)	(34)	34

Total comprehensive loss	$(3,192)	$(8,254)	$(7,918)	$(29,947)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Convertible Preferred Stock								Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	5,378	$1,466	8,251	$16,355	5,618	$49,872	22,113	$—	$9,407	$(83,243)	$(120)	$(6,263)

Issuance of common stock	—	—	—	—	—	—	849	—	1,777	—	—	1,777
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	682	—	—	682
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	—	—	7,015	—	121,809	—	—	121,809
Conversion of convertible preferred stock into common stock in connection with initial public offering	(5,378)	(1,466)	(8,251)	(16,355)	(5,618)	(49,872)	19,246	—	67,693	—	—	—
Conversion of convertible debt into common stock in connection with initial public offering	—	—	—	—	—	—	158	—	2,996	—	—	2,996
Stock-based compensation	—	—	—	—	—	—	—	—	16,272	—	—	16,272
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(38)	(38)
Unrealized gain on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	72	72
Net loss	—	—	—	—	—	—	—	—	—	(29,981)	—	(29,981)

Balance at September 30, 2014	—	$—	—	$—	—	$—	49,381	$—	$220,636	$(113,224)	$(86)	$107,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Operating Activities
Net loss	$(7,884)	$(29,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,779	4,841
Stock-based compensation expense	1,920	15,425
Non-cash interest expense	109	51
Asset impairment	—	82
Other	59	263
Changes in operating assets and liabilities:
Accounts receivable	(6,999)	(1,102)
Prepaid expenses and other current assets	(339)	(1,236)
Other assets	(571)	62
Accounts payable	547	(215)
Accrued expenses	1,495	1,256
Accrued compensation and benefits	446	1,363
Deferred revenue	14,779	2,755
Other liabilities	(360)	(319)

Net cash provided by (used in) operating activities	5,981	(6,755)

Investing Activities
Additions to property and equipment	(5,660)	(8,081)

Net cash used in investing activities	(5,660)	(8,081)

Financing Activities
Proceeds from issuance of common stock	2,548	1,777
Proceeds from initial public offering, net of underwriting discounts and commissions	—	123,955
Issuance of notes payable	2,500	—
Payment of offering costs	—	(1,687)
Principal payments on capital lease obligations	(24)	(358)

Net cash provided by financing activities	5,024	123,687

Effect of exchange rate changes on cash and cash equivalents	(11)	(105)
Net increase in cash and cash equivalents	5,334	108,746
Cash and cash equivalents, beginning of period	24,597	28,819

Cash and cash equivalents, end of period	$29,931	$137,565

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$22	$7
Cash paid for interest	8	52
Supplemental disclosure of non-cash investing and financing activities
Assets acquired under capital leases	918	—
Accrued property and equipment purchases	78	203
Capitalized stock-based compensation	91	847
Vesting of common stock subject to repurchase	271	682
Accrued deferred offering costs	—	185
Conversion of convertible preferred stock into common stock	—	67,693
Conversion of convertible debt into common stock	—	2,996

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

2. Initial Public Offering

In April 2014, the Company closed its initial public offering of its common stock (the “IPO”) whereby 7,015,000 shares of common stock were sold to the public, including 915,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a price of $19.00 per share. The Company’s shares are traded on the New York Stock Exchange under the symbol “OPWR”. The Company received aggregate proceeds of $121.8 million from the IPO, net of underwriters’ discounts and commissions and offering expenses of $2.1 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 19,246,714 shares of common stock, and the Company’s subordinated convertible promissory note automatically converted into 157,664 shares of common stock. Offering expenses of $0.8 million were recorded in other assets on the condensed consolidated balance sheets as of December 31, 2013 and $2.1 million were reclassified to additional paid-in capital in connection with the IPO.

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

Reclassifications and Adjustments

During the first quarter of 2014, the Company updated its methodology for allocating certain general and administrative costs to more closely align these costs to the functional departments consuming the related services. As a result, certain prior period costs have been reclassified from general and administrative expenses to cost of revenue, sales and marketing expenses, and research and development expenses primarily based on the headcount in each of these functional areas. The reclassifications for the three months ended September 30, 2013 reduced general and administrative expenses by $1.4 million and increased cost of revenue, sales and marketing expenses, and research and development expenses by $0.2 million, $0.6 million and $0.6 million, respectively. The reclassifications for the nine months ended September 30, 2013 reduced general and administrative expenses by $3.5 million and increased cost of revenue, sales and marketing expenses, and research and development expenses by $0.4 million, $1.6 million, and $1.5 million, respectively. These reclassifications had no effect on previously reported operating loss, net loss or cash flows.

During the first quarter of 2014, the Company recorded adjustments related to prior periods which increased revenue by $0.3 million for the nine months ended September 30, 2014, and increased gains on foreign currency by $0.2 million for the nine months ended September 30, 2014. The Company has concluded that these changes do not have a material effect on the reported results of operations for the nine months ended September 30, 2014 after consideration of quantitative and qualitative factors. The impact to all prior interim and annual periods was also not material.

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

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue		Revenue		Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		December 31, 2013	September 30, 2014
	2013	2014	2013	2014
Customer A	16%	15%	12%	12%	*	*
Customer B	14%	10%	14%	10%	*	*
Customer C	13%	10%	14%	*	22%	23%
Customer D	*	*	*	*	*	11%
Customer E	*	*	*	*	12%	*
Customer F	*	*	*	*	10%	*

*	= Represented less than 10%

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

In March 2013, the Company entered into a convertible debt agreement that contained certain conversion features and a change in control premium that were deemed to represent derivative financial instruments valued collectively. The fair value of the derivative was measured at inception and recorded as a noncurrent liability on the consolidated balance sheet. This derivative financial instrument was re-measured and marked-to-market at the end of each reporting period, and changes in fair value from period to period were recognized within other income (expense), net on the statements of operations. Upon the closing of the IPO, the Company’s convertible debt automatically converted into common stock.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance states that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance is effective on a prospective basis for annual and interim periods beginning after December 15, 2013, but early adoption and retrospective application are permitted. The Company adopted the guidance effective January 1, 2014 and it did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually significant disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

4. Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2014 (in thousands):

	December 31, 2013				September 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds (2)	$15,511	$15,511	—	—	$117,051	$117,051	—	—

Total	$15,511	$15,511	—	—	$117,051	$117,051	—	—

Liabilities:
Foreign currency derivative contracts	$(41)	$—	$(41)	$—	(4)	$—	$(4)	$—
Convertible debt derivative	(388)	—	—	(388)	—	—	—	—

Total	$(429)	$—	$(41)	$(388)	$(4)	$—	$(4)	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)	Money market funds associated with the Company’s overnight investment sweep account.

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

The following table presents a reconciliation of the convertible debt derivative instrument measured at fair value using significant unobservable inputs, and the amount of gain (loss) recorded in the Company’s condensed consolidated statements of operations as a result of changes in fair value (in thousands):

	Nine Months Ended September 30,
	2013	2014
Convertible debt derivative
Balance, beginning of period	$—	$(388)
Initial valuation on date of issuance	(241)	—
Revaluation	(77)	30
Conversion of debt	—	358

Balance, end of period	$(318)	$—

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

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2013	2014
Equipment	$5,034	$5,940
Software	8,948	16,293
Furniture and fixtures	306	333
Leasehold improvements	2,038	2,617

Total property and equipment	$16,326	$25,183
Accumulated depreciation and amortization	(5,513)	(10,166)

Total property and equipment, net	$10,813	$15,017

As of December 31, 2013 and September 30, 2014, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.4 million and $1.4 million, respectively. Accumulated depreciation related to this computer equipment was $0.2 million and $0.5 million as of December 31, 2013 and September 30, 2014, respectively. Interest expense for the three months and nine months ended September 30, 2013 and 2014 was immaterial. As of December 31, 2013 and September 30, 2014, the total capital lease obligation was $1.3 million and $0.9 million, respectively, and recorded on the consolidated balance sheets as other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the three months ended September 30, 2013 and 2014, the Company capitalized $1.4 million and $3.2 million of these software development costs, respectively. During the nine months ended September 30, 2013 and 2014, the Company capitalized $4.9 million and $7.1 million of these software development costs, respectively. The net book value of capitalized internal use software was $6.4 million and $10.4 million as of December 31, 2013 and September 30, 2014, respectively. Amortization expense related to capitalized internal-use software was $0.7 million and $1.2 million for the three months ended September 30, 2013 and 2014, respectively, and $1.7 million and $3.0 million for the nine months ended September 30, 2013 and 2014, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cost of revenue	$500	$782	$1,094	$2,030
Sales and marketing	101	123	211	270
Research and development	532	898	1,299	2,282
General and administrative	25	49	175	259

Total	$1,158	$1,852	$2,779	$4,841

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

Rent expense under operating leases was $0.9 million and $1.1 million for the three months ended September 30, 2013 and 2014, respectively, and $2.0 million and $3.3 million for the nine months ended September 30, 2013 and 2014, respectively.

Letters of Credit

As of December 31, 2013 and September 30, 2014, the Company had outstanding letters of credit totaling $1.1 million in connection with securing its leased office space. The outstanding amounts for the Arlington and San Francisco offices are $1.0 million and $0.1 million, respectively, and both letters of credit remain outstanding as of September 30, 2014.

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

7. Stockholders’ Equity

Common Stock

The Company is authorized to grant the right to purchase common stock subject to specific conditions and restrictions, otherwise referred to as “restricted stock.” In December 2011, the Company sold 0.4 million shares of restricted stock to its Chief Financial Officer at $2.09 per share, the fair value of the Company’s common stock at that time, for a total purchase price of $0.9 million. The restricted stock vested over a three year period; 36% vested after the first year and the remaining shares vested ratably over the following two years.

The following table summarizes the activity of the Company’s outstanding restricted stock for the nine months ended September 30, 2014 (in thousands, expect per share amounts):

	Restricted Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2013	113	$2.09
Vested	(113)	2.09

Balance as of September 30, 2014	—

In the event of a termination of services for any reason, any unvested shares of restricted stock were subject to a repurchase option by the Company at the original purchase price. The initial funds received for the restricted common stock were recorded as a liability and subsequently reclassified to equity over time as the restricted stock vests and they are released from the repurchase option. The total repurchase option liability related to restricted stock was $0.2 million as of December 31, 2013.

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

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign currency translation	Foreign currency derivative instruments	Accumulated other comprehensive loss
Balance as of December 31, 2013	$(6)	$(114)	$(120)
Other comprehensive income (loss) before reclassifications	(38)	10	(28)
Reclassifications to net income	—	62	62

Other comprehensive income (loss)	(38)	72	34

Balance as of September 30, 2014	$(44)	$(42)	$(86)

Gains and losses on cash flow hedges are recognized in the consolidated statements of operations in revenue.

8. Stock-Based Compensation

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2014 is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2013	7,790	$3.83	7.6	$98,814
Granted	50	18.00
Exercised	(836)	2.12
Forfeited	(251)	3.72

Balance at September 30, 2014	6,753	$4.16	7.5	$99,299

Vested and expected to vest after September 30, 2014	6,572	$4.06	7.4	$97,264
Exercisable at September 30, 2014	4,627	$3.46	7.1	$71,264

(1)	Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options.

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2013 and September 30, 2014, unvested stock options subject to repurchase were 0.3 million and 0.2 million, respectively, at an aggregate exercise price of $0.9 million and $0.5 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Total fair value of stock options granted	$16,087	$—	$17,879	$434
Total fair value of shares vested	466	1,869	1,160	4,689
Total intrinsic value of stock options exercised	2,765	2,897	5,567	13,012
Cash received from stock options exercised	948	327	2,548	1,777

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2014 is summarized in the following table (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2013	1,093	$15.48
Granted	1,270	17.30
Released	(13)	16.65
Forfeited	(198)	16.32

Balance as of September 30, 2014	2,152	$16.49

Subsequent to September 30, 2014, the Company granted 1.1 million RSUs with an aggregate grant-date fair value of $18.6 million.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations within the following line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cost of revenue	$67	$305	$133	918
Sales and marketing	492	2,019	748	6,994
Research and development	328	1,195	677	4,088
General and administrative	291	968	362	3,425

Total	$1,178	$4,487	$1,920	$15,425

As of September 30, 2014, there was $15.1 million of unrecognized stock-based compensation expense related to unvested stock options granted to employees and non-employee service providers, which is expected to be recognized over a weighted-average period of 2.9 years. The total unrecognized stock-based compensation expense relating to these RSUs was $20.9 million as of September 30, 2014, which is expected to be recognized over a weighted-average period of 2.7 years. Total capitalized stock-based compensation expense for the three months and nine months ended September 30, 2014 was $0.4 million and $0.8 million, respectively.

9. Income Taxes

For the three months and nine months ended September 30, 2013 and 2014, the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s deferred tax assets would not be fully realized. Accordingly, the deferred tax assets have been fully reserved at December 31, 2013 and September 30, 2014.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

10. Net Income (Loss) Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend is paid on common stock. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months and nine months ended September 30, 2013 and 2014 were not allocated to these participating securities.

The following table summarizes the calculation of the Company’s basic and diluted net loss per share under the two-class method attributable to common stockholders for the three months and nine months ended September 30, 2013 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator:
Net loss	$(3,175)	$(8,196)	$(7,884)	$(29,981)
Non-cumulative dividends to preferred stockholders	—	—	—	—

Net loss attributable to common stockholders	$(3,175)	$(8,196)	$(7,884)	$(29,981)

Denominator:
Weighted-average common stock outstanding, basic	21,303	49,091	20,959	39,253
Effect of potentially dilutive stock options and restricted stock	—	—	—	—

Weighted-average common stock outstanding, diluted	21,303	49,091	20,959	39,253

Net loss per share, basic and diluted	$(0.15)	$(0.17)	$(0.38)	$(0.76)

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	September 30,
	2013	2014
Convertible preferred stock	19,247	—
Stock options	7,634	6,753
Restricted stock units	—	2,152
Common stock subject to repurchase	465	201

	27,346	9,106

In addition, for periods prior to the IPO, the Company has also excluded the convertible preferred stock and convertible note payable from the calculation of diluted net loss per share attributable to common stockholders because the conversion was contingent on future events.

11. Geographic Information

Revenue generated for customers located in the United States was approximately 91% and 84% of revenue for the three months ended September 30, 2013 and 2014, respectively, and approximately 92% and 85% of revenue for the nine months ended September 30, 2013 and 2014, respectively.

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

Our software platform helps redefine the relationship between utilities and their customers, and we have a track record of motivating consumers to take action. Our growth has been fueled by our focus on big data software architecture, user experience and, above all, scalable results. We offer a growing set of integrated software solutions, Opower Energy Efficiency, Opower Customer Engagement, Opower Demand Response and Opower Thermostat Management. As of December 31, 2013, we had 93 customers in eight countries. Our customers include 27 of the 50 largest electric utilities in the United States.

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

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2011, 2012 and 2013, our revenue was $28.7 million, $51.8 million and $88.7 million, respectively, and for the nine months ended September 30, 2013 and 2014, our revenue was $62.7 million and $93.6 million, respectively. Our net losses for the years ended December 31, 2011, 2012 and 2013 were $21.3 million, $12.3 million and $14.2 million, respectively, and our net losses for the nine months ended September 30, 2013 and 2014 were $7.9 million and $30.0 million, respectively. We have grown from 162 employees as of December 31, 2010 to 571 employees as of September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(Dollars in thousands)		(Dollars in thousands)
Financial Metrics:
Revenues	$22,491	$33,774	$62,743	$93,594
Period-over-period percentage increase		50%		49%
Adjusted EBITDA(1)	$(1,241)	$(1,097)	$(3,026)	$(9,159)

(1)	Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “—Non-GAAP Financial Measures.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands)		(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(3,175)	$(8,196)	$(7,884)	$(29,981)
Provision for (benefit from) income taxes	(9)	37	24	53
Other (income) expense, including interest	(393)	723	135	503
Depreciation and amortization	1,158	1,852	2,779	4,841
Stock-based compensation	1,178	4,487	1,920	15,425

Adjusted EBITDA	$(1,241)	$(1,097)	$(3,026)	$(9,159)

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

Cost of Revenue

Cost of revenue generally consists of information services necessary to perform data analysis, the costs of data center capacity, employee-related expenses, including salaries, benefits and stock-based compensation related to implementing, operating and servicing our internal applications, channel delivery fees, including printing and mailing for delivery of reports to utility customers, and amortization of internally capitalized software that delivers our services. In addition, we allocate a portion of overhead costs, including rent, information technology and employee benefit costs, to cost of revenue.

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

We expect our general and administrative expenses to increase as we continue to expand our operations, hire additional personnel and transition from a private to a public company. As we transition to being a public entity, we expect to incur additional expense related to increased accounting and auditing services, increased outside counsel assistance, increased compliance requirements, including filings with the Securities and Exchange Commission, and enhancing our internal control environment.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2014

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue.

	Three Months Ended September 30,
	2013	2014
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$22,491	$33,774
Cost of revenue(1)	7,970	11,212

Gross profit	14,521	22,562
Operating expenses(1):
Sales and marketing	8,391	14,580
Research and development	7,821	11,177
General and administrative	1,886	4,241

Total operating expenses	18,098	29,998

Operating loss	(3,577)	(7,436)
Other income (expense), net	393	(723)

Loss before income taxes	(3,184)	(8,159)
Provision for (benefit from) income taxes	(9)	37

Net loss	$(3,175)	$(8,196)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended September 30,
	2013	2014
	(In thousands)
Cost of revenue	$67	$305
Sales and marketing	492	2,019
Research and development	328	1,195
General and administrative	291	968

Total stock-based compensation	$1,178	$4,487

	Three Months Ended September 30,
	2013	2014
Percentage of Revenue:
Cost of revenue	35%	33%
Gross profit	65%	67%
Operating expenses:
Sales and marketing	37%	43%
Research and development	35%	33%
General and administrative	8%	13%

Total operating expenses	80%	89%

Operating loss	-16%	-22%
Other income (expense), net	2%	-2%

Loss before income taxes	-14%	-24%
Provision for (benefit from) income taxes	0%	0%

Net loss	-14%	-24%

Revenue

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Revenue	$22,491	$33,774	$11,283	50%

Revenue increased as a result of the addition of new customers and increased customer penetration as compared to the same period in the prior year. Of the $11.3 million increase in revenue, expansions with existing customers contributed $8.1 million and new customers contributed $3.2 million to revenue for the three months ended September 30, 2014. We increased customer penetration through expanding the number of households and businesses on previously deployed solutions and cross selling additional products to existing customers. International revenue was 9% and 16% of revenue for the three months ended September 30, 2013 and 2014, respectively. We expect international revenue to continue to increase as a percentage of revenue going forward as we continue to expand our international sales presence.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$7,970	$11,212	$3,242	41%
Gross profit	14,521	22,562	$8,041	55%
Gross margin	65%	67%

Employee compensation and related costs increased by $0.9 million as our headcount increased from September 30, 2013 to September 30, 2014. These new employees were primarily focused on implementing and delivering our services. Cost of revenue increased by an additional $1.8 million due to a higher volume of reports to utility customers combined with a related increased cost of delivery. The amortization of capitalized internal-use software costs increased by $0.3 million due to continued investment in our software products.

Gross margin was negatively impacted in the three months ended September 30, 2013 primarily due to increased costs related to home energy reports delivered by the U.S. Postal Service. In January 2013, the U.S. Postal Service determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost. A subsequent modification to our home energy reports allowed us to return to standard postage rates during the third quarter of 2013. We expect postage and delivery costs to decrease as a percentage of revenue as we shift toward digital channels thereby increasing our gross margin in the long term.

Sales and Marketing

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$8,391	$14,580	$6,189	74%
Percentage of revenue	37%	43%

The increase in sales and marketing expense was primarily attributable to a $4.8 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From September 30, 2013 to September 30, 2014, the headcount of our sales and marketing staff increased, which drove a $3.3 million increase in salary and related expenses. Stock-based compensation expense increased $1.5 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Costs related to information technology and rent, market and regulatory consulting as well as customer relationship management software expenses further increased sales and marketing expenses by $0.6 million in the three months ended September 30, 2014. We also increased spending on sales and marketing-related travel by $0.5 million in the three months ended September 30, 2014.

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

Research and Development

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Research and development	$7,821	$11,177	$3,356	43%
Percentage of revenue	35%	33%

The increase in research and development expense was primarily attributable to a $3.6 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From September 30, 2013 to September 30, 2014, the headcount of our research and development staff increased, which drove a $2.7 million increase in salary and related expenses. Stock-based compensation expense increased $0.9 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Amortization of internally capitalized software related to research activities increased by $0.4 million and spending related to external consultants engaged to support product development increased by $0.3 million over the comparable prior year period. These increases were partially offset by an increase in the amount of research and development costs qualifying for capitalization as internal use software of $1.3 million as compared to the prior year.

We expect research and development expenses will increase in absolute dollars as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
General and administrative	$1,886	$4,241	$2,355	125%
Percentage of revenue	8%	13%

The increase in general and administrative expense was primarily attributable to a $1.9 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From September 30, 2013 to September 30, 2014, the headcount of our general and administrative staff increased, which drove a $1.2 million increase in salary and related expenses. Stock-based compensation expense increased $0.7 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Financial services and consultants combined to increase expenses by $0.3 million in the three months ended September 30, 2014.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, general and administrative expenses are likely to increase further related to costs necessary to operate as a public company.

Other Income (Expense), Net

	Three Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$393	$(723)	$(1,116)	-284%
Percentage of revenue	2%	-2%

Other income (expense), net, decreased primarily as a result of the recognition of foreign currency gains of $0.4 million for the three months ended September 30, 2013, as compared to the recognition of foreign currency losses of $0.8 million for the three months ended September 30, 2014. The losses were primarily a result of the fluctuations in the British pound sterling and the Euro in relation to the U.S. Dollar.

Comparison of the Nine Months Ended September 30, 2013 and 2014

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue.

	Nine Months Ended September 30,
	2013	2014
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$62,743	$93,594
Cost of revenue(1)	23,239	31,920

Gross profit	39,504	61,674
Operating expenses(1):
Sales and marketing	22,615	43,958
Research and development	19,666	34,131
General and administrative	4,948	13,010

Total operating expenses	47,229	91,099

Operating loss	(7,725)	(29,425)
Other expense, net	(135)	(503)

Loss before income taxes	(7,860)	(29,928)
Provision for income taxes	24	53

Net loss	$(7,884)	$(29,981)

(1)	Stock-based compensation was allocated as follows:

	Nine Months Ended September 30,
	2013	2014
	(In thousands)
Cost of revenue	$133	$918
Sales and marketing	748	6,994
Research and development	677	4,088
General and administrative	362	3,425

Total stock-based compensation	$1,920	$15,425

	Nine Months Ended September 30,
	2013	2014
Percentage of Revenue:
Cost of revenue	37%	34%
Gross profit	63%	66%
Operating expenses:
Sales and marketing	36%	47%
Research and development	31%	36%
General and administrative	8%	14%

Total operating expenses	75%	97%

Operating loss	-12%	-31%
Other expense, net	0%	-1%

Loss before income taxes	-12%	-32%
Provision for income taxes	0%	0%

Net loss	-12%	-32%

Revenue

	Nine Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Revenue	$62,743	$93,594	$30,851	49%

Revenue increased as a result of the addition of new customers and increased customer penetration as compared to the same period in the prior year. Of the $30.9 million increase in revenue, expansions with existing customers contributed $22.9 million and new customers contributed $8.0 million to revenue for the nine months ended September 30, 2014. We increased customer penetration through expanding the number of households and businesses on previously deployed solutions and cross selling additional products to existing customers. International revenue was 8% and 15% of revenue for the nine months ended September 30, 2013 and 2014, respectively. We expect international revenue to continue to increase as a percentage of revenue going forward as we continue to expand our international sales presence.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$23,239	$31,920	$8,681	37%
Gross profit	39,504	61,674	$22,170	56%
Gross margin	63%	66%

Employee compensation and related costs increased by $3.1 million as our headcount increased from September 30, 2013 to September 30, 2014. These new employees were primarily focused on implementing and delivering our services. Cost of revenue increased by an additional $3.2 million due to a higher volume of reports to utility customers combined with an increased cost of delivery. The amortization of capitalized internal-use software costs increased by $0.9 million due to continued investment in our software products. Costs related to a user conference in February 2014 resulted in an increase to cost of revenue of $0.4 million for the nine months ended September 30, 2014.

Gross margin was negatively impacted in the nine months ended September 30, 2013 primarily due to increased costs related to home energy reports delivered by the U.S. Postal Service. In January 2013, the U.S. Postal Service determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost. A subsequent modification to our home energy reports allowed us to return to standard postage rates during the third quarter of 2013. We expect postage and delivery costs to further decrease as a percentage of revenue as we shift toward digital channels thereby increasing our gross margin in the long term.

Sales and Marketing

	Nine Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$22,615	$43,958	$21,343	94%
Percentage of revenue	36%	47%

The increase in sales and marketing expense was primarily attributable to a $16.0 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From September 30, 2013 to September 30, 2014, the headcount of our sales and marketing staff increased, which drove a $9.8 million increase in salary and related expenses. Stock-based compensation expense increased $6.2 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Costs related to information technology and rent, market and regulatory consulting as well as customer relationship management software expenses further increased sales and marketing expenses by $2.2 million in the nine months ended September 30, 2014. We also increased spending on sales and marketing-related travel and marketing events by $1.7 million in the nine months ended September 30, 2014.

We expect sales and marketing expenses to increase in absolute dollars in the near to medium term, as we continue to increase the size of the sales and marketing staff. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers.

Research and Development

	Nine Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Research and development	$19,666	$34,131	$14,465	74%
Percentage of revenue	31%	36%

The increase in research and development expense was primarily attributable to a $12.0 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From September 30, 2013 to September 30, 2014, the headcount of our research and development staff increased, which drove an $8.6 million increase in salary and related expenses. Stock-based compensation expense increased $3.4 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Spending related to external consultants engaged to enhance and accelerate product development increased by $1.1 million as compared to the prior year period. Increased travel, information technology and rent further increased expenses by $1.0 million.

We expect research and development expenses will increase in absolute dollars as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Nine Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
General and administrative	$4,948	$13,010	$8,062	163%
Percentage of revenue	8%	14%

The increase in general and administrative expense was primarily attributable to a $6.9 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From September 30, 2013 to September 30, 2014, the headcount of our general and administrative staff increased, which drove a $3.8 million increase in salary and related expenses. Stock-based compensation expense increased $3.1 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Financial services and consultants combined to increase expenses by $1.1 million in the nine months ended September 30, 2014.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, general and administrative expenses are likely to increase further related to costs necessary to operate as a public company.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Other expense, net	$(135)	$(503)	$(368)	273%
Percentage of revenue	0%	-1%

For the nine months ended September 30, 2014, net other expense increased primarily as a result of an increase in foreign currency losses of $0.7 million compared to the prior period primarily due to the strengthening of the U.S. Dollar against the Euro, the British Pound, and the Australian Dollar. The foreign currency losses were partially offset by an increase in rental income of $0.3 million related to an office sublease agreement beginning in the third quarter of 2013 and continuing through the current period.

Liquidity and Capital Resources

As of September 30, 2014, our principal source of liquidity was cash and cash equivalents of $137.6 million, which were held for working capital purposes. Since our inception, we have financed our operations primarily through private placements of preferred stock, customer payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations and the E.ON SE loan.

In April 2014, we closed our IPO, in which we sold 7,015,000 shares of common stock at a price to the public of $19.00 per share, including shares sold in connection with the exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a registration statement on Form S-1 (File No. 333-194264), which was declared effective by the SEC on April 3, 2014. We raised $121.7 million in net proceeds after deducting underwriting discounts and commissions of $9.3 million and offering expenses of $2.1 million.

We have a revolving credit facility of $15.0 million. The facility contains various covenants that limit our other indebtedness, investments, liens and transactions. In addition, the facility contains financial covenants that require a minimum adjusted quick ratio and minimum cash balances. As of September 30, 2014, we were in compliance with each of these financial covenants and have not yet drawn on the facility.

In March 2013, we entered into a convertible loan agreement with E.ON SE, one of our utility customers, pursuant to which E.ON SE issued us a $2.5 million loan with an interest rate of 5% per year, compounding annually. In connection with our IPO, the loan with E.ON SE converted into 157,664 shares of our common stock. For the nine months ended September 30, 2014, we recognized revenue of $6.1 million from our relationship with E.ON SE.

We believe our current cash and cash equivalents, cash flows from operations and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2014
	(In thousands)
Net cash provided by (used in) operating activities	$5,981	$(6,755)
Net cash used in investing activities	(5,660)	(8,081)
Net cash provided by financing activities	5,024	123,687
Effect of foreign exchange rate changes on cash and equivalents	(11)	(105)

Net increase in cash and equivalents	$5,334	$108,746

Operating Activities

For the nine months ended September 30, 2014, net cash used in operating activities was $6.8 million as compared to net cash provided by operating activities of $6.0 million for the nine months ended September 30, 2013. The increase in cash used by operating activities for the nine months ended September 30, 2014 was primarily related to our increase in investments in both sales and marketing and research and development, consisting primarily of payments of compensation to employees. These increases were partially offset by the net impact of changes in our operating assets and liabilities, with an increase in deferred revenue of $2.8 million and increases in accrued expenses and accrued compensation and benefits of $2.6 million.

As we increase investments in sales and marketing and research and development, we expect that we will experience a net usage of cash flows from operations for fiscal year 2014.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 was $5.7 million compared to $8.1 million for the nine months ended September 30, 2013. The primary use of cash in investing activities for both periods was the purchase of equipment and the payment of salaries for employees and consultants relating to the development of capitalized software for internal use.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $123.7 million compared to $5.0 million for the nine months ended September 30, 2013. The increase in cash provided by financing activities for the nine months ended September 30, 2014 was primarily related to our initial public offering where we raised $124.0 million in proceeds, net of underwriting discounts and commissions partially offset by $1.7 million in payment of offering cost and a $2.5 million loan from E.ON SE in the prior year.

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

There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our final prospectus for our initial public offering filed on April 4, 2014 for a more complete discussion of our critical accounting policies and estimates.

Commitments

As of December 31, 2013 and September 30, 2014, we had outstanding letters of credit totaling $1.1 million in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through September 2015.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and the Canadian Dollar. A 10% fluctuation of foreign currency exchange rates would have an immaterial effect on our results of operations and cash flows. We have hedged a portion of our contracts, but have not instituted a full hedging program. We expect our international operations to continue to grow in the near term, and we are continually monitoring our foreign currency exposure to determine when we should expand the hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate and Market Sensitivity

We had cash and cash equivalents of $137.6 million as of September 30, 2014. Our investments are considered cash equivalents and primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flow to be materially affected by an immediate change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the unremediated material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements as disclosed in our Registration Statement on Form S-1 dated March 24, 2014, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. To address this material weakness, the company has taken steps to address the underlying causes of the material weakness as described further in “–Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

We have incurred significant losses to date, with an accumulated deficit of $113.2 million as of September 30, 2014. For the years ended December 31, 2011, 2012 and 2013, we incurred net losses of $21.3 million, $12.3 million and $14.2 million, respectively, and for the nine months ended September 30, 2013 and 2014, we incurred net losses of $7.9 million and $30.0 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective customers that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

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

We continue to invest in new product offerings and the success of those offerings is uncertain. A few examples of such product development challenges are:

•	Over the last three years, we have invested significant resources in developing a thermostat offering. We have yet to see a significant return from that investment, as our development and sales growth has been slowed by market challenges. These challenges may continue, and our investment in this area may not yield returns.

•	We are developing an offering tailored specially for small and medium-sized businesses. The market for this offering is unproven, and our ability to successfully deliver the results our customers seek is uncertain.

•	We have invested considerable resources in developing a demand response offering. While the early results have been promising, it is possible that the market could be smaller than we have expected or that our product will not function as intended.

•	We have invested in adapting our products for international markets where energy is often sold competitively. Customer and utility expectations vary widely in these markets and it is possible that our products may be less successful in international and competitive markets.

•	We also have other products in development; it is possible that none of those products will prove to be successful.

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

We operate in a large and concentrated market. A substantial portion of our revenue, profitability and cash flow depends on a limited number of utility customers, and we cannot easily replace a lost customer. As a result, there may be significant variability in our quarterly results if we were to lose one or more of our large customers. In addition, particularly in the United States, there has been an increase in mergers and acquisitions among energy utilities in recent years. This trend may decrease the size of our potential customer base, or may require us to make pricing concessions to large clients.

For the year ended December 31, 2012, our ten largest customers by revenue represented 61% of our total revenue, with two customers each representing more than 10% of our total revenue. For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three customers each representing more than 10% of our total. For the nine months ended September 30, 2014, our ten largest customers by revenue represented 64% of our total revenue, with two customers each representing more than 10% of our total revenue. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, are subject to delay. Our customers may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances.

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

Many of our customer agreements, including certain of our historically larger customers are subject to customer termination for any reason, including for the customer’s convenience following a specified notice period. In limited circumstances, we may be required to provide refunds or sales credits in addition to the loss of future revenue from these customers. If customers terminate their agreements with us for convenience, our results of operations may be harmed and our revenue forecasts may be incorrect.

We have experienced rapid growth and organizational change in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 162 employees as of December 31, 2010 to 571 employees as of September 30, 2014. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. We anticipate further growth in headcount will be required to address increases in our solution offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business and results of operations may suffer.

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

In each country where we deliver mailed paper reports, we are dependent upon the government mail carrier to deliver our products. We have very little ability to control postal expenses and a change in postal expenses could have a significant impact on our business. For example, the United States Postal Service (“USPS”) delivers all of our U.S. mail correspondence, and we are bound to accept any postage rate increases enacted by the USPS. In the past, we have seen the specific postage rate applied to our products change due to a change in how the USPS interpreted its classification rules. In January 2013, the USPS determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost significantly. These increased charges continued through June 2013 when we were able to modify our product to comply with classification rules for postage at the standard rate. During the nine months ended September 30, 2013, our payments to the USPS increased by $2.9 million as a result of these first class postage rates. We have encountered similar concerns from other carriers to a lesser extent as well. Such increased charges harmed our business and our results of operations during this period. If the USPS or other mail carriers change their position as to our mailed reports or we change our product offerings again, our future results of operations could be harmed.

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

We use open source software in connection with our products and solutions. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and make available any derivative works of the open source code on unfavorable terms or at no cost. Although we attempt to make sure open source software is only used in a manner that would not require us to disclose the source code to the related product or that would not otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release proprietary source code, pay damages for breach of contract, re-engineer our products, discontinue the sale of products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could harm our business, financial condition and results of operations.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and, other than our experience operating in the United Kingdom, Canada, France, Sweden, Australia, Hong Kong, Japan and New Zealand, we have limited experience entering new geographic markets. We operate a subsidiary in Odessa, Ukraine, which we formed to expand our research and development workforce. The Ukraine has experienced considerable political turmoil and this turmoil may impact our operations, which would in turn compromise our ability to develop our products at the pace and cost that we desire. In addition, the World Bank ranks Ukraine among the bottom half of countries with regulatory environments most favorable to starting and operating a local business. This difficult regulatory environment may result in operational delays and increased regulatory compliance burdens that we may not be able to meet. Therefore, this and other international efforts may not be successful. International sales and operations are subject to risks such as:

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has not issued an opinion on our internal control over financial reporting. Our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an ‘‘emerging growth company’’ as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

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

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of November 1, 2014, our executive officers and directors and entities that are affiliated with them beneficially owned, in the aggregate, 53% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

Future sales of shares by existing stockholders could cause our stock price to decline and the large number of shares eligible for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of November 1, 2014, we had 49,842,511 shares of common stock outstanding.

In addition, we filed a registration statement to register the 6,007,317 shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options or settlement of restricted stock units will be available for immediate resale in the United States in the open market.

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

Our certificate of incorporation, bylaws and Delaware law contain or will contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

ITEM 6.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Fifth Amended and Restated Certificate of Incorporation	10-Q	3.1	May 15, 2014

3.2	Amended and Restated Bylaws	S-1	3.4	March 3, 2014

4.1	Form of Common Stock certificate of the Registrant	S-1/A	4.1	March 24, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2014	OPOWER, INC.

	By:	/s/ Thomas G. Kramer
Thomas G. Kramer
Chief Financial Officer
(Principal Financial and Accounting Officer)