Form 10-K
period 2014-12-31
OPOWER, INC.
filed 2015-03-13
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36377

Opower, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0542549
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1515 North Courthouse Road, 8th Floor

Arlington, Virginia 22201

(Address of principal executive offices) (Zip Code)

(703) 778-4544

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.000005 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $381.8 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

On February 28, 2015, the registrant had 50,734,651 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Opower, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, and these statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Unless the context requires otherwise, we are referring to Opower, Inc. when we use the terms “Opower,” the “Company,” “we,” “our” or “us.”

ii

PART I

ITEM 1.	Business

Overview

Opower is a leading provider of cloud-based software to the utility industry. Utilities use our platform to deliver key customer-facing applications that reduce energy demand and improve satisfaction. Our software analyzes energy data and presents personalized insights that motivate reductions in energy consumption, lower cost-to-serve, and improve customer sentiment. The utility industry is large, and cloud-based software is not deeply penetrated. We believe that we are uniquely positioned to use state of the art software to transform the way the utility industry engages its customers.

Utilities face two critical challenges that our software is built to address. First, utilities are under pressure to build fewer power plants, accommodate cleaner sources of fuel and keep rates low. To accomplish these goals, utilities implement energy efficiency and demand response programs, which reduce overall and peak usage. Regulatory mechanisms support these programs by compensating utilities for reducing usage. Second, utilities need to strengthen their customer relationships. In regulated markets, which include much of the United States, regulators reward utilities for improving customer satisfaction and reducing cost-to-serve.

Our software is replacing low-tech and hardware-intensive products. Alternative efficiency programs today primarily consist of subsidies for energy efficient products, such as air conditioners and light bulbs. Utilities often limit marketing efforts to traditional mass-market approaches, such as bus stop advertisements and television commercials. We are able to replace these programs because our software offers measurable results and the opportunity to offer personalized insights to varied customer segments.

We can embed our solutions within utilities’ websites, mobile applications and customer service interfaces, and deliver individualized emails, text messages, automated phone calls and mail. In the design of these consumer touch points, we apply behavioral science insights to actionable patterns identified by our proprietary data analytics engine, which analyzes hundreds of billions of energy usage data points. We generate revenue from utilities by selling primarily multi-year subscriptions to our software. As of December 31, 2014, we served 98 utility customers in nine countries.

We have experienced significant growth since our inception. Through our utility customers, we have increased the households we serve from 1.4 million in 2010 to 61.9 million in 2014. For the years ended December 31, 2012, 2013 and 2014, our revenue was $51.8 million, $88.7 million and $128.4 million, respectively, representing year-over-year revenue growth of 71% and 45%, respectively. We generated more than 92% of our revenue from annual recurring subscription fees in 2014. Because we believe our opportunity is large, we continue to invest significantly in our growth. As a result, we have generated net losses of $12.3 million, $14.2 million and $41.8 million in 2012, 2013 and 2014, respectively.

Utility Industry Background

Utilities operate in a highly regulated environment. Regulators review and approve capital expenditures and, in most markets, set the rates utilities charge their customers. In particular, regulators increasingly incentivize utilities to pursue energy efficiency and demand response, and place higher priority on better customer experience.

Key trends affecting utilities include:

Focus on Reducing Cost-to-Serve and Increasing Customer Satisfaction. The widespread adoption of smartphones, mobile apps and social networking tools has changed the way consumers interact with their service providers. Yet direct communication between utilities and their customers has largely been limited to a once-a-month bill and negative events, such as power outages. This history has led to low customer satisfaction. The change in consumer expectations has led utilities to seek software that can lower cost-to-serve and improve the satisfaction that results from each customer touchpoint.

Regulators Prioritizing Energy Efficiency Over New Capacity. Long-term energy efficiency resource standards have been enacted by 24 U.S. states, and these states account for over 55% of total U.S. electricity consumption. In order to incentivize efficiency, many states have “decoupled” their utilities, which means the utility’s revenue is no longer driven by energy sales. In non-decoupled states, regulators may incentivize efficiency by allowing the utility to recover the cost of the programs, earn their lost margin on energy sales, and in some cases, earn more on efficiency than they would on energy sales. For example, in California, Massachusetts, and Colorado, not only are utilities spending billions of dollars on energy efficiency, they are also earning margins on energy efficiency that are comparable to their margin on delivered electricity. We believe this trend is likely to continue as long as efficiency remains less expensive than generation.

Increasing Focus on Reducing Peak Demand. Reducing peak demand is valuable for utilities because meeting peak demand often requires utilities to obtain back-up power from “peaker” plants, which is far more expensive than obtaining power from conventional power plants and lowers profitability. Reducing peak demand has become even more valuable as peak supply prices have increased and as changing regulations have made it easier to sell energy reductions on par with supply. These same dynamics are at play in fast growing regions like Asia and South America, where demand response is needed to prevent shortages and blackouts.

Increasing Competition. Over the past two decades, many countries and some U.S. states have separated the retail sale of energy from the generation, distribution and transmission of power, creating competition for customers among energy retailers. In both competitive and noncompetitive, or regulated, energy markets, rooftop solar contractors and other sources of distributed generation are entering the market with products and services that threaten to disintermediate the utility. Utilities increasingly face the risk of disintermediation due to the rise of distributed generation such as solar power. All of these challenges mean that utilities must build deeper relationships with their customers.

Key Benefits to Utilities

The key benefits utilities derive from our solutions include:

Improved Customer Satisfaction. Utilities have implemented our user-friendly solutions to increase customer satisfaction. Our platform delivers greater understanding of and control over energy consumption, which improves customer experience. We have surveyed over 50,000 energy consumers who receive our solutions. These consumers consistently report greater trust in their utility as a source of information, and they believe that the utility wants to help them save energy and money.

Reduced Cost-to-Serve. With our digital solutions, utilities can communicate with their customers through web and mobile applications, making interactions more cost effective and efficient. Customer service software has been reducing the cost of service for a wide set of industries, but the utility industry has lagged behind. Our clients have reported that our services reduce their customer service costs.

Low Cost, Large Scale Energy Efficiency. We cost-effectively drive energy-efficiency results across millions of homes. As a result, for some utilities, our efficiency solution has become their single biggest source of residential energy savings.

Low Cost, Large Scale Residential Demand Response. Our software enables utilities to scale residential peak demand reductions by rapidly communicating with energy consumers. We do this by sending millions of customized text messages, emails and automated calls. Our results indicate that we may be able to reduce peak consumption by approximately 5%.

Better Customer Engagement Technology. Our platform gives utilities the ability to deploy state-of-the-art technology for their customer communications, allowing them to reach and engage their customers across multiple channels with minimal effort. Much as next generation customer relationship management (“CRM”) software and digital marketing software have delivered significant value to enterprises globally, our solutions help utilities strengthen their relationships with their customers.

Our Differentiated Approach

The key components of our differentiated approach are:

Highly Scalable Data Analytics Engine. We have built what we believe to be the most sophisticated data engine serving utilities. As of December 31, 2014, we have collected energy data from 82 million households and businesses aggregated from our utility customers. Our data analytics engine can process and analyze our vast data set and provide personalized insights to the households and businesses that our utility customers serve. For example, our data analytics engine allows us to predict customer bills and separate heating and cooling consumption from base load.

Cloud-Based Architecture. Our solutions are built on a cloud-based architecture and delivered through web and mobile applications, text message, email, phone and mail. We maintain a single version of our code base that we deploy to all of our customers, allowing them to receive new features and updates. In an industry that is accustomed to long-term investments, the fact that our software is regularly updated at no added cost is a significant benefit.

Intuitive User Experience Informed by Behavioral Science. An intuitive user experience and behavioral science are at the core of all of our solutions. We seek to change the habits of consumers by presenting realistic goals, encouragement and rewards. We use more than 40 behavioral science techniques such as loss language, normative comparisons and reciprocity to encourage utility customers to optimize their energy consumption.

Track Record of Measurable Results. We design our products to deliver measurable outcomes, which are necessary for utilities to meet their energy efficiency and demand response targets. We have 251 client years of results, and we believe this track record gives us a significant advantage over our competitors. Our approach to saving has been approved by regulators in 32 states, and that track record has strengthened our brand.

Our Growth Strategy

The key elements of our growth strategy include:

Expand With Existing Customers. We see a significant opportunity to grow our revenue simply by expanding our presence within our existing customer base. Currently, our energy efficiency reports are deployed to 11% of households that our utility customers serve. Most of our utility customers initially purchase only one of our four solutions and deploy that initial solution to only a portion of their customers. Because all of our products help utilities improve their engagement with energy consumers, we believe that utilities will derive even greater benefits as they deploy additional solutions. We have a dedicated sales and customer service team to support these expansion opportunities within our customer base, and we plan to expand our domestic direct sales organization.

Develop New Offerings on Our Industry Data Platform. Since we are a trusted partner, our customers often ask us to develop new offerings to meet their growing needs. These requests are increasingly central to our plans for growth. We have made, and will continue to make, significant investments to augment our platform to capture adjacent opportunities.

Focus on Gas and Electric Consumer Outcomes. From the outset, we have designed products that can deliver measurable changes in consumer behavior, which has been core to our success. We have focused, and will continue to focus, our research and development efforts to continue to improve outcomes for gas and electric consumers.

Our Integrated Solutions

We enable utilities to meet energy efficiency and demand response targets, and improve customer engagement. Our solutions consist of:

Opower Energy Efficiency

Our energy efficiency solutions motivate customers to use less energy and participate in other energy efficiency programs. We send messages under the utility’s brand to households and businesses via email and mail. We also make web applications available to both consumers and customer service representatives. These tools take advantage of multiple data sources, which may include historical energy usage, billing data, past customer activity data, parcel data, demographic data, weather data and geo-location data. We deploy our energy efficiency solution in both legacy metering and smart meter environments.

The key outbound components of our energy efficiency solution are:

•	Energy Reports. Our Home Energy Reports are sent by mail and email, typically under the utility’s brand. The reports use insights informed by behavioral science and personalized by our data analytics platform to provide customers with feedback on their energy usage. Key features include a comparison of customer’s usage to that of similar homes nearby, and targeted recommendations for how to decrease consumption.

•	Smart Meter-Enabled Alerts and Emails. Smart meter data allows us to provide more frequent outreach and alerts based on customer usage patterns. We send our weekly smart meter email reports to energy consumers every week to give them a forecast of their coming bill, see their energy usage by day and receive helpful insights on how to adjust their energy usage. Our High Bill Alerts inform residential consumers in advance when they are on track for a high bill. The alerts are sent via email or text.

We believe that our results, and our rigorous measurement of them, have been a key differentiator. Beginning with our first deployment, we have created separate test and control groups so that we could accurately determine the impact of the information we provide. We generate energy savings of 1.5% to 2.5% per end user on average across our programs. While small on a per customer basis, they result in massive savings for our utility customers when aggregated across their customer base.

Opower Demand Response

Our demand response solution enables utilities that have installed smart meters to broadly engage their residential customer base in demand response programs. Our demand response functionality includes:

Peak Day Alerts. Our peak day alerts notify customers of “peak days” when electricity costs are the highest and encourage them to save energy. These alerts can be delivered via text message, automated call and email.

Peak Day Feedback Reports. We send our peak day feedback reports to energy consumers following demand response events and provide detailed information about how a customer performed on a peak usage day. Reports include how much energy a customer saved, how much money the customer has earned and tips for how to save further in the future.

Although we believe our demand response solution offers significant growth potential, it is still in a nascent stage with little impact on our revenue to date.

Opower Digital Engagement

Our digital engagement solutions consist of:

Opower Web. Utilities embed our white-label web application into their customer-facing web site, enabling them to offer consumers both an intuitive user experience and better insight into energy consumption. Consumers can create energy savings plans, conduct virtual energy audits of their homes, view historical costs and compare rate plans. In addition, Opower Web provides context by explaining how customers’ energy usage compares to their neighbors’ and offering targeted recommendations for reducing costs. Utilities generally deploy our web applications to their entire residential service base, and often integrate our application with single sign-on authentication.

While our web application does not require smart meters, access to more data allows us to offer consumers greater insight. For example, utilities with smart meters can benefit from our patented usage disaggregation algorithm that separates heating, cooling and baseline energy consumption from a consumer’s energy usage. Utilities and their customers can therefore effectively conduct a remote audit of their home.

CSR Application. Our Customer Service Representatives (“CSR”) solution provides utility customer service representatives with relevant information about customers when they call their utility. The CSR solution allows customer service representatives to create online accounts, enroll customers to receive energy alerts through the customer’s preferred communication medium, update customer profiles, and provide energy management advice.

Rates Engine. Our rates engine helps utilities analyze cost data for energy consumers and adopt time-of-use rates. It provides consumers with an hourly view of their energy costs, allows them to compare costs to previous months, performs bill forecasts at any point during the billing cycle, and simulates the cost impact of a customer changing rate plans or usage behavior.

Opower Web and the Opower CSR application are also key parts of our energy efficiency and demand response solutions.

Opower Customer Care

We recently announced a customer care solution, which is focused on reducing cost-to-serve and increasing customer satisfaction when utility customers receive a high bill. Customer satisfaction and cost-to-serve are critical to both the top and bottom lines for utilities. Globally, utilities spend approximately $30 billion a year on customer operations, with the largest expenditures in billing and call center operations. Despite this massive investment, research shows that customer interactions have room for improvement. In particular, billing is a pain point for both customers and utilities. Opower’s first customer care offering, Billing Suite, focuses on reducing high bill call volume and call center handle time, while increasing customer satisfaction.

The key components of our Customer Care solution are:

•	High Bill Alerts that inform customers of when they are trending towards a high bill and how they can adjust their energy use before the end of the billing period. We can deliver to customers with and without smart meters and enable utilities to proactively resolve customer questions.

•	eBill Notifications that offer an enhanced experience for customers enrolled in utility e-billing programs by providing helpful context about the main drivers of their energy use. The notifications also give utilities an opportunity to market relevant programs and services.

•	Billing Advisor that arms utility call center representatives with personalized insights to help them have more productive and satisfying calls with customers, helping increase customer satisfaction and lower average call times.

Our Technology

From our inception, we set out to build a proprietary, cloud-based software platform for utilities. We believe our platform is more advanced and operates at greater scale than that of any of our competitors. We designed it to manage the large amount of data that utilities store in their internal systems as well as the accelerating volume of data available from today’s smart meters and smart grid infrastructure. Our platform is capable of analyzing large volumes of data from disparate sources with rapid throughput and high availability in order to provide a variety of personalized, data-rich communications.

Opower Data Integration System. Our data integration platform allows us to capture data attributes from both utilities and third parties and import both structured and unstructured data formats. We use Hadoop-distributed database technology to store a wide range of data including smart meter, program participation, demographic, weather, housing and geo-location data. This data integration system is capable of large-scale, low-latency imports in near-real time, which enables us to perform time-sensitive operations for our customers, like demand response.

Big Data Analytics Engine. Our data platform leverages leading technologies such as Hadoop, Hive and HBase to analyze a wide variety of energy and third-party data. We have built our own proprietary batch processing system on top of our Hadoop cluster, which allows us to chain jobs, and start, stop and pause them. These key capabilities are critical for our enterprise applications and are not available today in popular NoSQL systems like Hadoop. We made these investments to surface insights for energy consumers. Our system can predict bills, detect energy usage anomalies and conduct a virtual audit of millions of homes by using a patent-pending method of multivariate regression analysis. In addition, the system can utilize hundreds of different data attributes to identify similar homes and supply customers with accurate and relevant neighbor comparisons.

Content Personalization Engine. We are building our content engine to sit on top of our big data analytic platform, allowing us to target messages to consumers. Our engine consists of three key components: our event scheduling system, our high-level mark-up language for content design and our real-time segmentation tool. Our event scheduling system sends messages at the most effective times and provides event and schedule-triggered messaging. Our high-level markup language allows us to customize outbound communications with personalized data in very little time. In addition, our real-time segmentation tool automates the creation of customer segments that incorporate our insights into consumer behavior while allowing utilities to gain visibility, choice and speed in creating distinct customer experiences.

Outbound Pipeline. Our platform is capable of delivering millions of outbound messages in short time frames in order to meet the time-sensitive objectives of utilities. Our system synchronizes delivery of content across all channels—email, postal mail, text message and interactive voice response and generates graphically rich, channel-specific messages using lightweight markup language specific to each customer. The system provides monitoring to ensure that issues can be logged and addressed in real time.

Our Customers

We market and sell our products and solutions both to regulated and unregulated utilities. As of December 31, 2014, we had 98 utilities in nine countries using one or more of our products. We count as customers distinct buying entities, which in a few cases include multiple national or regional subsidiaries of large global utilities, as well as utilities for which we provide services through subcontracting arrangements.

For the year ended December 31, 2014, our ten largest customers by revenue represented 63% of our total revenue, with two clients, Exelon and National Grid, each representing at least 10% of our total revenue at 12% and 10%, respectively. For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three clients, National Grid, PG&E and Exelon each representing more than 10% of our total revenue at 14%, 13% and 11%, respectively.

Our Culture and Employees

We believe that having a strong company culture and set of values is critical to our success. We have assembled an extremely talented group of employees, and we pride ourselves on recruiting elite, mission-driven talent for every part of our organization. We believe that our unique mission is a differentiator and helps us recruit world-class talent.

As of December 31, 2014, we had 577 employees, including 176 in sales, regulatory and marketing, 221 in research and development, and 180 in services, operations and general and administrative capacity. As of December 31, 2014, we had 535 employees in the United States and 42 employees internationally.

Sales, Regulatory and Marketing

As of December 31, 2014, our sales, regulatory and marketing teams were comprised of 176 employees. We expect these teams to grow substantially in pursuit of the large and global market for our solutions. Among contracts signed in 2014, the average annual contract value was approximately $1.1 million with a weighted-average contract term of 26 months. Typical sales cycles range from 4 to 20 months. Due to upselling and expansions within our customer base, some customers may have more than one contract concurrently in effect.

Our sales and regulatory teams are structured regionally, while our marketing team is organized by solution. Together, these commercial teams pursue our growth strategy of addressing new markets, securing new customers, expanding existing customers and rolling out new products and services. We staff these teams to work closely together and size them according to the opportunity we see for each solution in each region on a bottom-up basis.

Research and Development

As of December 31, 2014, our research and development teams were comprised of 221 employees. We expect these teams to grow substantially in support of our research and development roadmap. Our research and development expenses totaled $18.0 million, $29.5 million and $46.0 million for the years ended December 31, 2012, 2013 and 2014, respectively. We plan to continue to invest significant resources in developing new products and enhancing our existing software platform.

Customer Service

We provide support services for our software, including:

•	Analytics and Consumer Marketing Services. We assist customers in understanding program results by creating custom segmentations and propensity modeling, performing consumer satisfaction analysis and creating consumer marketing tailored to the promotional goals of each utility.

•	Enablement and Extensibility Services. We provide enablement services such as data acquisition and integration, single-sign-on integration, data migration work and services around enabling utilities to use Opower’s application programming interfaces (APIs) in different elements of their technology programs.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

We registered “Opower” as a trademark in the United States, Australia, Canada, the European Community, Hong Kong, China, Japan and New Zealand. We also have filed other trademark applications in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

As of December 31, 2014, we had one issued patent and 30 patent applications pending in the United States, which seek to cover proprietary techniques relevant to our products. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

We are the registered holder of a variety of domestic and international domain names that include “Opower” and similar variations.

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners. Our employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both the general and product-specific terms of use on our website.

Available Information

We were incorporated in Delaware in 2007. Our principal executive offices are located at 1515 North Courthouse Road, 8th Floor, Arlington, Virginia 22201, and our telephone number is (703) 778-4544.

We are subject to the information and periodic reporting requirements of the Exchange Act, and, in accordance with such requirements, file periodic reports, proxy statements, and other information with the SEC. These periodic reports, proxy statements, and other information are available for inspection and copying at the regional offices, public reference facilities, and web site of the SEC referred to above. We also maintain a website at http://www.opower.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

A copy of any materials filed by us with the SEC may be inspected without charge at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549, and copies of all such materials may be obtained from the Securities and Exchange Commission, or the SEC, upon payment of the prescribed fee. Information on the operation of the public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is http://www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Executive Officers of the Registrant

Our executive officers and their ages and positions as of December 31, 2014 are set forth below:

Name	Age	Position(s)
Executive Officers:
Daniel Yates	37	Founder, Chairman, Chief Executive Officer and Director
Alex Laskey	38	Founder, President and Director
Thomas G. Kramer	44	Chief Financial Officer
Jeremy Kirsch	40	Senior Vice President, Worldwide Sales
Rick McPhee	42	Senior Vice President, Engineering

Daniel Yates co-founded Opower and has served as our Chief Executive Officer and as a member of our Board of Directors since June 2007. Mr. Yates was appointed Chairman of our Board of Directors in February 2014. Prior to founding Opower, Mr. Yates was the founder and chief executive officer at Edusoft, an educational software company that was acquired by Houghton Mifflin Company. Mr. Yates holds a Bachelor of Arts in computer science from Harvard University.

We believe that Mr. Yates is qualified to serve as a member of our board of directors because of his experience and perspective as our Chief Executive Officer and founder.

Alex Laskey co-founded Opower and has served as our President and as a member of our Board of Directors since June 2007. Mr. Laskey currently serves as a Commissioner for the Alliance to Save Energy’s Commission on National Energy Efficiency Policy and as a member of the board of directors of the Conservation Lands Foundation. Mr. Laskey holds a Bachelor of Arts in history of science from Harvard University.

We believe that Mr. Laskey is qualified to serve as a member of our board of directors because of his experience and perspective as our President and founder.

Thomas G. Kramer has served as our Chief Financial Officer since November 2011. From 2000 to 2011, Mr. Kramer served as Chief Financial Officer of Cvent, Inc., a cloud-based enterprise software company in the event-management space. Prior to that, Mr. Kramer served as a consultant at the Boston Consulting Group. Mr. Kramer holds a Masters in Business Administration from Harvard Business School and a Masters of Science in economics from the Norwegian School of Economics.

Jeremy Kirsch has served as our Senior Vice President, Worldwide Sales since August 2014. In this role, he has responsibility for Opower’s sales, field enablement, and sales operations. Previously, he was our Senior Vice President, Client Solutions, responsible for sales, sales support, regulatory, and business development, from July 2008 to August 2014. From 2000 to 2008, Mr. Kirsch held leadership positions in sales, business development and marketing for several technology companies, including L-1 Identity Solutions, Inc., an identity solutions company acquired by Safran S.A., Viisage Technology, Inc. an identity solutions company, and Art Technology Group, an eCommerce software company acquired by Oracle. Prior to that, Mr. Kirsch was a special operations officer with the United States Navy, service that entailed diving, salvage, and search and rescue specialties. Mr. Kirsch holds a Masters in Business Administration from the MIT Sloan School of Management and a Bachelor of Arts in economics from Stanford University.

Rick McPhee has served as our Senior Vice President, Engineering since March 2012. From 2008 to 2012, Dr. McPhee served as Vice President, Engineering, at Fortify Software, a Hewlett-Packard Company. From 2005 to 2008, Dr. McPhee served as Vice President, Engineering, at Vormetric, a data security company. Dr. McPhee holds a PhD in computer science from the University of Oxford and a Bachelor of Science in computer science from University of Glasgow.

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

We have incurred significant losses to date, with an accumulated deficit of $125.0 million as of December 31, 2014. For the years ended December 31, 2012, 2013 and 2014, we incurred net losses of $12.3 million, $14.2 million and $41.8 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective customers that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

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

Our typical sales cycle across contracts is 4 to 20 months and can extend even longer in some cases. This extended sales, implementation and deployment process requires our senior management and our sales and marketing and customer services personnel to dedicate significant time to sales, and to use significant financial resources without any assurance of success or recovery of our related expenses.

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

Our customers, products and solutions are subject to many federal, state, local and foreign laws and regulations. In many cases, our customers are subject to direct oversight from Public Utility Commissions, Public Service Commissions, Independent System Operators, the Federal Energy Regulatory Commission or other regulatory entities primarily focused on the energy utility sector. Applicable laws and regulations govern, among other things, utility demand for energy efficiency and demand response solutions, the data that we are able to handle and collect, utility structuring and incentives, the utility’s ability to spend money on our products and solutions and the methods and manners that we can use to contact utility customers. Depending on the solutions sought, prospective customers may be required to obtain approval from any of these organizations prior to implementing our solutions, which could delay our ability to collect cash and recognize revenue.

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

We continue to invest in new product offerings and the success of those offerings is uncertain. A few examples of such product development challenges are:

•	Over the last three years, we have invested significant resources in developing applications that work with thermostats sold by third parties. Sales of this offering did not grow as quickly as we had anticipated. We have yet to see a significant return from that investment, as our development and sales growth has been slowed by market challenges. As a result, we are suspending further development of our thermostat offering. These challenges may continue, and our investment in this area may not yield returns.

•	We have invested significant resources in an offering tailored specially for small and medium-sized businesses. The market for this offering is unproven, and our ability to successfully deliver the results our customers seek is uncertain.

•	We have invested considerable resources in developing a demand response offering. While the early results have been promising, it is possible that the market could be smaller than we have expected or that our product will not function as intended.

•	We have invested in adapting our products for international markets, where energy is often sold competitively. Customer and utility expectations vary widely in these markets and it is possible that our products may be less successful in international and competitive markets. For example, in 2014 we experienced two non-renewals with international customers, saw slower sales growth in Europe and found that use of our energy efficiency product to drive utility customer retention was less effective in international markets than we hoped. We may experience additional difficulty adapting our products and solutions for international markets.

•	We also have other products in development; it is possible that none of those products will prove to be successful.

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

Our products deliver valuable measurable outcomes for our customers and receive favorable treatment from their regulators, both of which are important to our customers. Our ability to deliver expected results is dependent on numerous factors, including, but not limited to, the effectiveness of our approach and products, the cost of alternate sources of energy savings, the availability of data and our ability to effectively reach energy consumers. We may not be able to continue to deliver valuable, measurable outcomes or we may find that our programs yield diminishing returns over time. In addition, it is possible that regulators will change their view of our results in a way that might harm our business overall. For example, if regulators were to treat our energy savings as less significant or less reliable than other efficiency programs, or if regulators were to alter how utilities are compensated for working with us, our business and results of operations may be harmed. If our ability to deliver results were to change, or if regulators were to view our results less favorably, our brand, business and results of operations may be harmed.

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

For the year ended December 31, 2014, our ten largest customers by revenue represented 63% of our total revenue, with two clients, Exelon and National Grid, each representing at least 10% of our total revenue at 12% and 10%, respectively. For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three clients, National Grid, PG&E and Exelon each representing more than 10% of our total revenue at 14%, 13% and 11%, respectively. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, are subject to delay. Our customers may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 162 employees as of December 31, 2010 to 577 employees as of December 31, 2014. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. We anticipate further growth in headcount will be required to address increases in our solution offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business and results of operations may suffer.

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

The market for our products and solutions is still developing, and it is uncertain whether our products and solutions will achieve and sustain high levels of demand and market acceptance, both domestically and internationally. For example, the market for our thermostat offering has not developed in a manner we anticipated. Our near-term and long-term success will depend to a substantial extent on the willingness and ability of utilities, both domestically and internationally, to pursue energy efficiency, demand response and customer engagement programs. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of energy efficiency or demand response in a particular jurisdiction. Indeed, currently many utilities lack the economic motivation, regulatory requirements or financial incentives to deploy our technology. If utilities do not pursue energy efficiency, demand response or customer engagement or do so in fewer numbers or more slowly than we expect, our business and results of operations would be harmed. In addition, customer and utility expectations vary widely in international markets and it is possible that the market for our products and solutions may not prove as strong in international and competitive markets. We may find less market acceptance of our products and solutions internationally than we expected.

Utilities in critical markets may fail to collect data or may be unable to collect current data that we require to provide our products and solutions.

Our cloud-based platform is dependent upon receiving specific data inputs from our customers such as current energy usage data. Without those inputs, our platform may be less reliable, less effective or may not work, and we may not be able to provide effective solutions. In markets where energy usage data is infrequently collected or where access to that data is restricted, including in international markets, we may prove unable to provide our products and solutions or we may be forced to alter our products and solutions in a manner that reduces our ability to derive revenue from them. For example, the processes for data collection in Europe are still developing. As a result, data may be more difficult to obtain or more expensive to access. If we are unable to access current data from our customers, our business and results of operations may be harmed.

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

Factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and customer implementation and deployment cycles;

•	changes in the mix of products and solutions sold;

•	our dependence on a limited number of customers;

•	current customers not renewing or cancelling their existing agreements with us;

•	the timing of deployment of our products and solutions by our customers, which can have a material effect on when we recognize related revenue under our revenue recognition policies;

•	changing market and competitive conditions;

•	failures of our solutions that may harm our reputation or result in contractual penalties or terminations;

•	product or project failures by our customers that result in the cancellation, slowing down or deferring of projects;

•	changes to our cost structure, including changes to our cost of postage, data acquisition, data storage and management, data security and labor;

•	delays in adopting our solutions associated with data privacy concerns;

•	changes in laws or regulations, directly affecting either our operations, those of our customers or utility consumers;

•	delays in regulatory approvals for our utility customers and utility customer implementations and deployments;

•	political and consumer sentiment and the related impact on the scope and timing of deployment of our products and solutions;

•	economic, regulatory and political conditions in the markets where we operate or anticipate operating;

•	the addition of new employees; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product introductions and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our utility customers and continue to develop and introduce new products, features and solutions in a timely and efficient manner. We compete with software suppliers to utilities. Our key competitors currently include Aclara, C3 Energy, EnerNOC, Schneider Electric, Silver Spring Networks, Simple Energy and Tendril, as well as many other smaller providers. Certain of these companies have, and future competitors may have, substantially greater financial, marketing, technological and other resources than we do.

Additionally, we compete with energy efficiency providers that provide utilities with other efficiency programs and demand response companies that offer programs specifically focused on reduction in peak capacity. If these programs become more cost effective, it would harm our business. For example, if the cost of alternative efficiency approaches such as light bulb replacement subsidies or home retrofits decreased, or if utilities could more easily deploy those measures on a large scale, our business could be harmed.

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

Volatility or lack of performance in our stock price may affect our ability to retain our senior management and key personnel. Many of our longest-tenured employees, including members of our senior management and other key personnel with deep institutional knowledge, hold vested stock options and shares of our common stock in significant numbers. Employees may be more likely to leave us if the shares they own or the shares underlying their vested stock options have significantly depreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are above the market price of our common stock. As a result of these factors, we may be unable to attract or retain qualified personnel. Our inability to retain the necessary personnel to run and grow our business could harm our business and results of operations.

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

In each country where we deliver mailed paper reports, we are dependent upon the government mail carrier to deliver our products. We have very little ability to control postal expenses and a change in postal expenses could have a significant impact on our business. For example, the United States Postal Service (“USPS”) delivers all of our U.S. mail correspondence, and we are bound by any postage rate increases enacted by the USPS. In the past, we have seen the specific postage rate applied to our products change due to a change in how the USPS interpreted its classification rules. In January 2013, the USPS determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost significantly. These increased charges continued through June 2013 when we were able to modify our product to comply with classification rules for postage at the standard rate. During the year ended December 31, 2013, our payments to the USPS increased by $2.9 million as a result of these first class postage rates. We have encountered similar concerns from other carriers to a lesser extent as well. Such increased charges harmed our business and our results of operations during this period. If the USPS or other mail carriers change their position as to our mailed reports or we change our product offerings again, our future results of operations could be harmed.

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

We have a limited operating history in an evolving market that may not develop as expected. This limited operating history makes it difficult to effectively assess or forecast our future prospects. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our financial results and results of operations may differ materially from our expectations and our business may suffer.

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

Our ability to grow depends substantially on our ability to expand our business with existing customers. To date, a significant portion of our growth has resulted from our ability to sell new products and solutions and expand existing products and solutions sold to current customers. We have limited historical data with respect to rates of customer renewals, upgrades and expansions so we may not accurately predict future trends in these areas. Our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our solutions, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. If our customers believe that our service offerings are not sufficiently scalable, effective or do not provide adequate information security, they will not expand their solutions with us, and our profitability and gross margin may be harmed. In addition, our products and solutions may prove less effective meeting the needs of utilities in competitive and international markets and we may experience greater customer attrition in these markets. For example, in 2014 we experienced two non-renewals with international customers, saw slower sales growth in Europe and found that use of our energy efficiency product to drive utility customer retention was less effective in international markets than we hoped. If our customers do not renew their subscriptions for our solutions, renew on less favorable terms or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline.

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

Security breaches or data leaks involving our products or solutions, or those offered by others, associated negative publicity, or the public perception of security risks or vulnerability associated with our business, products or solutions or by the deployment of new technologies in general, whether or not valid, could harm our business.

The security measures we have adopted may not function as expected or may prove insufficient to detect unauthorized activity and prevent or minimize (i) security breaches, (ii) the unauthorized collection, use and disclosure of personal data or other information, or (iii) loss, theft or corruption of information or personal data by parties entrusted with it. As a result, our products and solutions and the third party products and solutions we utilize may be subject to significant real or perceived security breaches and other unauthorized collection, use or disclosure of personal data.

Our platform collects, stores, compiles and analyzes sensitive information related to consumers’ energy usage, including consumers’ personal data. If, in handling this information, we, our partners or our utility customers fail to comply with privacy or security laws, including but not limited to interpretations by Public Utility Commissions and state and municipal regulators, we could face significant legal, financial, and reputational exposure to claims of government agencies, regulatory bodies, utility customers and consumers whose privacy is compromised. Even the perception that we, our partners or our utility customers have improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may attempt to breach our security measures or inappropriately use or access our software or the network hardware through computer viruses, physical or electronic break-ins, and other means. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and solutions and our business could be harmed.

Our products and solutions may also be integrated with, or interface with, products and solutions sold by third parties, and as a result rely on the security measures implemented by those third parties. Because we do not have control over the security measures implemented by third parties, we cannot ensure the complete integrity or security of such third-party products or solutions.

Concerns about security or customer privacy may result in the adoption of legislation that restricts the implementation of technologies like ours or requires us to make modifications to our products such as limiting how we collect, use and store data, which could significantly limit the deployment of our technologies or result in significant expense to modify our products.

Any real or perceived security breach, or data leak affecting us, our customers or regarding information similar to the type we collect, or unauthorized collection, use or disclosure of information or personal data could harm our reputation and result in significant legal and financial exposure, including increased remediation costs and security protection costs, inhibit market acceptance of our products and solutions, halt or delay the deployment by utilities of our products and solutions, cause us to lose customers, harm our reputation, trigger unfavorable legislation and regulatory action, or inhibit the growth of the overall market for new products and solutions being sold to the utility industry. Any of these risks could harm our business, financial condition and results of operations.

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

We use open source software in connection with our products and solutions. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and make available any derivative works of the open source code on unfavorable terms or at no cost. Although we attempt to make sure open source software is only used in a manner that would not require us to disclose the source code to the related product or that would not otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release proprietary source code, pay damages for breach of contract, re-engineer our products, discontinue the sale of products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could harm our business, financial condition and, results of operations.

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

Our solutions may be subject to data protection laws and regulations that impose a general framework for the collection, processing and use of personal data. Our platform and solutions rely on the transfer of data relating to individual energy usage and may be affected by these laws and regulations. It is unclear how the regulations governing the collection, use and disclosure of personal data in connection with privacy requirements will further develop in the United States and internationally, and to what extent this may affect our solutions. In particular, Public Utility Commissions in some states are developing breach notification and other privacy regulations that may be more stringent than privacy laws generally applicable in those states and may impose increased costs on utilities and their service providers. These developments could harm our business, financial condition and results of operations.

We are subject to international business uncertainties that could harm our business and results of operations or slow our growth.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and, other than our experience operating in the United Kingdom, Canada, France, Sweden, Australia, Hong Kong, Japan and New Zealand, we have limited experience entering new geographic markets. We operate a subsidiary in Odessa, Ukraine, which we formed to expand our research and development workforce. Ukraine is experiencing significant unrest, which has escalated into an armed conflict with Russia. In addition, the U.S. and other countries have placed economic sanctions on the Crimea region of Ukraine and numerous individuals and businesses in Ukraine. Additional sanctions are possible as the situation continues into 2015. The conflict and associated sanctions may impact our operations, which would in turn compromise our ability to develop our products at the pace and cost that we desire. In addition, the World Bank ranks Ukraine among the bottom half of countries with regulatory environments favorable to starting and operating a local business. This difficult regulatory environment may result in operational delays and increased regulatory compliance burdens that we may not be able to meet. Therefore, this and other international efforts may not be successful. International sales and operations are subject to risks such as:

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

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and other applicable securities or exchange-related rules and regulations. In addition, our management team will also have to adapt to the requirements of being a public company. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more difficult, time consuming or costly. These impacts will increase when we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2013 and December 31, 2014, we and our independent registered public accounting firm identified a material weakness in the design and operation of our internal control over financial reporting. The material weakness relates to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements during this period. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are obligated to develop and maintain a system of effective internal controls over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

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

We are in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate our current material weakness or any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

As of December 31, 2014, we had U.S. federal net operating loss carryforwards due to prior period losses of $91.2 million for U.S. federal purposes, which if not utilized will begin to expire in 2027. Realization of these net operating loss carryforwards is dependent upon future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our results of operations.

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

As of February 28, 2015, our executive officers and directors and entities that are affiliated with them beneficially owned, in the aggregate, 51% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of February 28, 2015, we had 50,734,651 shares of common stock outstanding.

In addition, we filed a registration statement to register the 6,007,317 shares reserved for future issuance under our equity compensation plans. Upon the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options or settlement of restricted stock units awarded under our equity compensation plans will be available for immediate resale in the United States in the open market.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our corporate headquarters is located in Arlington, Virginia, where we currently lease approximately 52,253 square feet of space under lease agreements that expire in November 2016. We lease approximately 24,394 square feet of space in San Francisco, California under a lease agreement that expires in May 2015. As of April 1, 2015, we will lease approximately 34,487 square feet in San Francisco, California under a lease agreement that expires in March 2018. We also lease facilities for our employees in the United Kingdom, Singapore, Japan and Ukraine.

We anticipate leasing additional office space in all short-and medium-term future periods to support our growth. We intend to further expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

ITEM 3.	Legal Proceedings

We are not a party to any material pending legal proceedings. From time to time we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “OPWR” since April 4, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal 2014
Second Quarter (from April 4, 2014)	$26.00	$15.52
Third Quarter	$19.36	$15.03
Fourth Quarter	$18.74	$13.00

As of February 28, 2015, we had 115 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. Currently, our line of credit prohibits the payment of any dividends without obtaining our lenders’ prior written consent, other than dividends payable solely in our common stock.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Opower, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from April 4, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the NYSE Composite Index and the S&P 500 Internet Software & Services Index. Such returns are based on historical results and are not intended to suggest future performance.

	4/4/2014	6/30/2014	9/30/2014	12/31/2014
Opower, Inc.	$100.00	$81.96	$82.00	$61.87
NYSE Composite Index	$100.00	$104.40	$101.77	$103.06
S&P 500 Internet Software & Services Index	$100.00	$106.88	$113.76	$109.25

Use of Proceeds from Public Offering of Common Stock

In April 2014, we closed our initial public offering of common stock (the “IPO”), in which we sold 7,015,000 shares of common stock at a price to the public of $19.00 per share, including shares sold in connection with the exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194264), which was declared effective by the SEC on April 3, 2014. We raised $121.8 million in net proceeds after deducting underwriting discounts and commissions of $9.3 million and estimated offering expenses of $2.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 4, 2014 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy, which provides for investments in registered money market funds and U.S. treasury securities. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman, Sachs & Co. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

ITEM 6.	Selected Consolidated Financial and Other Data

The following selected statement of operations data for the years ended December 31, 2012, 2013 and 2014 and the balance sheet data as of December 31, 2013 and 2014 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2011 and the balance sheet data as of December 31, 2011 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial and other data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2012	2013	2014
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$28,746	$51,756	$88,703	$128,439
Cost of revenue(1)	15,187	19,580	32,092	44,125

Gross profit	13,559	32,176	56,611	84,314
Operating expenses(1):
Sales and marketing	14,989	22,458	33,116	61,267
Research and development	15,728	18,006	29,496	45,999
General and administrative	4,138	4,071	7,816	17,844

Total operating expenses	34,855	44,535	70,428	125,110

Operating loss	(21,296)	(12,359)	(13,817)	(40,796)
Other income (expense), net	(1)	54	(321)	(1,042)

Loss before income taxes	(21,297)	(12,305)	(14,138)	(41,838)
Provision for (benefit from) income taxes	—	27	23	(87)

Net loss	$(21,297)	$(12,332)	$(14,161)	$(41,751)

Weighted-average common stock outstanding:
Basic and diluted	17,836	19,442	21,121	41,921
Net loss per share:
Basic and diluted	$(1.19)	$(0.63)	$(0.67)	$(1.00)

(1)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2011	2012	2013	2014
	(In thousands)
Cost of revenue	$95	$144	$204	$1,354
Sales and marketing	348	527	1,487	8,932
Research and development	389	468	960	5,623
General and administrative	128	48	974	4,473

Total stock-based compensation	$960	$1,187	$3,625	$20,382

(2)	See Note 11 to our financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,
	2011	2012	2013	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,333	$24,597	$28,819	$125,725
Working capital (deficit)	12,062	(1,729)	(11,851)	86,490
Property and equipment, net	3,403	6,127	10,813	17,672
Total assets	36,779	42,637	63,135	184,497
Deferred revenue	17,132	32,395	52,390	64,269
Total indebtedness	—	—	3,673	1,045
Total stockholders’ equity (deficit)	12,248	1,986	(6,263)	100,801

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, a financial measure that is not calculated in accordance with generally accepted accounting principles in the United States (“GAAP”). We define adjusted EBITDA as net loss adjusted to exclude our income tax provision, other income (expense), including interest, depreciation and amortization and stock-based compensation.

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

	Year Ended December 31,
	2011	2012	2013	2014
Net loss	$(21,297)	$(12,332)	$(14,161)	$(41,751)
Provision for (benefit from) income taxes	—	27	23	(87)
Other (income) expense, including interest	1	(54)	321	1,042
Depreciation and amortization	626	1,599	3,766	7,198
Stock-based compensation	960	1,187	3,625	20,382

Adjusted EBITDA	$(19,710)	$(9,573)	$(6,426)	$(13,216)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

Overview

Opower is a leading provider of cloud-based software to the utility industry. Utilities use our platform to deliver key customer-facing applications that reduce energy demand and improve satisfaction. Our software analyzes energy data and presents personalized insights that motivate reductions in energy consumption, lower cost-to-serve and improve customer sentiment. The utility industry is large and cloud-based software is not deeply penetrated. We believe that we are uniquely positioned to use state of the art software to transform the way the utility industry engages its customers.

We can embed our solutions within utilities’ websites, mobile applications and customer service interfaces, and deliver individualized emails, text messages, automated phone calls and mail. In the design of these consumer touch points, we apply behavioral science insights to actionable patterns identified by our proprietary data analytics engine, which analyzes hundreds of billions of energy usage data points. We generate revenue from utilities by selling primarily multi-year subscriptions to our software. As of December 31, 2014, we served 98 utility customers in nine countries.

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

Our growth is driven by acquiring new customers and expanding with existing customers. We continue to acquire new customers in the United States and internationally. Our number of utility customers has increased from 63, 61 of which resided in the United States, as of December 31, 2011 to 98 customers in nine countries as of December 31, 2014. We have expanded with existing customers by cross selling different solutions and adding households and businesses that use our platform. The number of households and businesses on our platform has grown from 1.4 million at December 31, 2010 to 61.9 million at December 31, 2014.

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2012, 2013 and 2014, our revenue was $51.8 million, $88.7 million and $128.4 million, respectively. This represents revenue growth of 45% for our most recent fiscal year. Our net losses for the years ended December 31, 2012, 2013 and 2014 were $12.3 million, $14.2 million and $41.8 million, respectively. We have grown from 162 employees as of December 31, 2010 to 577 employees as of December 31, 2014. As of December 31, 2014, our backlog was $243.6 million, of which only the billed amounts are included in deferred revenue. Backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under our contracts. Our backlog may not necessarily be indicative of future revenue in any given period or at all, as such orders may be performed over several years, delayed or cancelled.

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

Adding New Utility Customers. Our customer base is an indicator of our market penetration, growth and future revenue. We believe that we are positioned to grow significantly for many years to come. With 98 customers as of December 31, 2014, we believe we have a substantial opportunity to expand our number of utility customers in the coming years. The number of new customers signed may vary period to period for several reasons, including the long length and general inconsistency of our sales cycle.

Expanding with and Cross-Selling to Existing Customers. Our existing customers continue to represent a large opportunity for us to expand to more households and businesses and to cross-sell additional solutions.

Key Performance Indicators for Our Business

We regularly review a number of metrics to measure our performance, formulate financial projections, evaluate growth trends and determine business strategy. In addition to the metrics discussed below, we also review gross margin and operating expenses, which we discuss in the “— Basis of Presentation” section.

	Year Ended December 31,
	2012	2013	2014
	(Dollars in thousands)
Financial Metrics:
Revenue	$51,756	$88,703	$128,439
Period-over-period percentage increase	80%	71%	45%
Adjusted EBITDA(1)	$(9,573)	$(6,426)	$(13,216)
Operating Metrics:
Total customers(2)	78	93	98

(1)	We define adjusted EBITDA as net loss plus provision for income taxes; other (income) expense, including interest; depreciation and amortization; and stock-based compensation. Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “Part II, Item 6. Selected Consolidated Financial and Other Data — Non-GAAP Financial Measures.”
(2)	We define our number of customers at the end of a period as the number of distinct buying entities with which we have signed agreements and who have committed to a minimum level of non-refundable fees for which services are to be provided or are being provided.

Basis of Presentation

Revenue

We offer subscriptions to our cloud-based data analytics platform. We derive our revenue from fees for these subscriptions. Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers.

We recognize revenue on our subscription fees ratably over the contract term beginning on the date the service is available to the customer, which typically coincides with website launch or first reports delivered to households. Our fees are non-refundable once billed, are generally collected in advance of service delivery, and our contracts typically have a term of one to five years. We record amounts that have been billed as deferred revenue and these amounts are recognized evenly over the contract term. Because payment terms may vary by contract, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time. Setup fees, which tend not to provide stand-alone value, are recognized over the expected life of the customer relationship. We will continue to evaluate the length of the amortization period of the setup fees as we gain more experience with customers.

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

Our cost of revenue is expensed as incurred and includes amortization of capitalized software. However, the related revenue for delivery of our services is deferred until commencement of delivery services and is recognized ratably over the related subscription term. Therefore, costs associated with delivering these services are not always expensed in the same period that revenue is recognized. In particular, the costs of implementing and configuring our software will typically be recognized in advance of the related setup fees, though such fees are typically billed before they are incurred. As a result, customer costs tend to be higher in the initial subscription year of a program based on the effort required to develop system integrations and match customer data and gross margin may vary in periods where large new contracts are being implemented.

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

We intend to continue to invest in sales and marketing activities to expand our business domestically and internationally. We expect to hire additional sales personnel in the United States and internationally. We also intend to expand our sales offices globally. As we scale our sales and marketing activities in the short to medium term, we expect these expenses to increase in absolute dollars as well as a percentage of revenue.

Research and Development. Research and development costs consist primarily of personnel and related expenses, including salaries, benefits and stock-based compensation, research and development consulting fees and allocated overhead. Development costs other than those qualifying for capitalization as internally developed software are expensed as incurred.

Our research efforts focus on improving our understanding of the way in which energy consumers use energy and the ways in which the behaviors of those users can be influenced. Additionally, development efforts have focused on creating a scalable data analytics platform with the capability of capturing, and analyzing large amounts of data and delivering targeted, personalized insights to our utilities and their customers. We also continue to focus development efforts on adding new features and applications, and enhancing the functionality of our platform. In the short term, we expect research and development expenses to increase in absolute dollars as well as on a percentage of revenue basis as we add new platform functionality and expand our system infrastructure.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for accounting, executive, finance, human resources, legal, information technology and security and recruiting staff, including salaries, benefits, bonuses, stock-based compensation, professional fees, insurance premiums and other supporting overhead costs not allocated to other departments. Over the long-term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

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

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Consolidated Statements of Operations Data:
Revenue	$51,756	$88,703	$128,439
Cost of revenue(1)	19,580	32,092	44,125

Gross profit	32,176	56,611	84,314
Operating expenses(1)
Sales and marketing	22,458	33,116	61,267
Research and development	18,006	29,496	45,999
General and administrative	4,071	7,816	17,844

Total operating expenses	44,535	70,428	125,110

Operating loss	(12,359)	(13,817)	(40,796)
Other income (expense), net	54	(321)	(1,042)

Loss before income taxes	(12,305)	(14,138)	(41,838)
Provision for (benefit from) income taxes	27	23	(87)

Net loss	$(12,332)	$(14,161)	$(41,751)

(1)	Stock-based compensation was allocated as follows:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Cost of revenue	$144	$204	$1,354
Sales and marketing	527	1,487	8,932
Research and development	468	960	5,623
General and administrative	48	974	4,473

Total stock-based compensation	$1,187	$3,625	$20,382

	Year Ended December 31,
	2012	2013	2014
Percentage of Revenue:
Cost of revenue	38%	36%	34%
Gross profit	62%	64%	66%
Operating expenses
Sales and marketing	43%	37%	48%
Research and development	35%	33%	36%
General and administrative	8%	9%	14%

Total operating expenses	86%	79%	98%

Operating loss	-24%	-16%	-32%
Other income (expense), net	0%	0%	-1%

Loss before income taxes	-24%	-16%	-33%
Provision for (benefit from) income taxes	0%	0%	0%

Net loss	-24%	-16%	-33%

Years Ended December 31, 2013 and 2014

Revenue

	Year Ended December 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Revenue	$88,703	$128,439	$39,736	45%

Revenue increased as a result of the addition of new customers and increased customer penetration as compared to the same period in the prior year. Of the $39.7 million increase in revenue, expansions with existing customers contributed $31.8 million and new customers contributed $7.9 million to revenue for the year ended December 31, 2014. We increased customer penetration by expanding the number of households and businesses on previously deployed solutions and by cross selling additional products to existing customers. International revenue was 10% and 14% of revenue for the years ended December 31, 2013 and 2014, respectively. While we expect international revenue to grow as a percentage of total revenue in the long term, we expect international revenue as a percentage of total revenue to decrease in 2015 as compared to 2014.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$32,092	$44,125	$12,033	37%
Gross profit	56,611	84,314	$27,703	49%
Gross margin	64%	66%

Employee compensation and related costs increased by $4.2 million as our headcount increased from December 31, 2013 to December 31, 2014. These new employees were primarily focused on implementing and delivering our services. Cost of revenue increased by an additional $4.2 million due to a higher volume of reports to utility customers combined with an increased cost of delivery. The amortization of capitalized internal-use software costs increased by $1.6 million due to continued investment in our software products. Costs related to a user conference in February 2014 resulted in an increase to cost of revenue of $0.4 million for the year ended December 31, 2014.

Gross margin was negatively impacted in the year ended December 31, 2013 primarily due to increased costs related to Home Energy Reports delivered by the U.S. Postal Service. In January 2013, the U.S. Postal Service determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost. A subsequent modification to our Home Energy Reports allowed us to return to standard postage rates during the third quarter of 2013. We expect postage and delivery costs to further decrease as a percentage of revenue as we shift toward digital channels thereby increasing our gross margin in the long term.

Sales and Marketing

	Year Ended December 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$33,116	$61,267	$28,151	85%
Percentage of revenue	37%	48%

The increase in sales and marketing expense was primarily attributable to a $21.8 million increase in personnel-related costs. An increase in employee headcount and recognition of stock-based compensation expense mainly drove the increased expenses. From December 31, 2013 to December 31, 2014, the headcount of our sales and marketing staff increased, which drove a $14.4 million increase in salary and related expenses. Stock-based compensation expense increased $7.4 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Costs related to information technology and rent, market and regulatory consulting as well as customer relationship management software expenses further increased sales and marketing expenses by $2.5 million in the year ended December 31, 2014. We also increased spending on sales and marketing-related travel and marketing events by $2.3 million in the year ended December 31, 2014.

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

Research and Development

	Year Ended December 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Research and development	$29,496	$45,999	$16,503	56%
Percentage of revenue	33%	36%

The increase in research and development expense was primarily attributable to a $14.9 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From December 31, 2013 to December 31, 2014, the headcount of our research and development staff increased, which drove a $10.2 million increase in salary and related expenses. Stock-based compensation expense increased $4.7 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Spending related to external consultants engaged to enhance and accelerate product development increased by $1.2 million as compared to the prior year period.

We expect research and development expenses will increase in absolute dollars, and in the near term also as a percentage of revenue, as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Year Ended December 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
General and administrative	$7,816	$17,844	$10,028	128%
Percentage of revenue	9%	14%

The increase in general and administrative expense was primarily attributable to an $8.2 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From December 31, 2013 to December 31, 2014, the headcount of our general and administrative staff increased, which drove a $4.7 million increase in salary and related expenses. Stock-based compensation expense increased $3.5 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Financial services and consultants combined to increase expenses by $1.3 million in the year ended December 31, 2014. For the year ended December 31, 2014, insurance costs increased by $0.5 million as compared to the prior year as a result of increased costs associated with being a public company.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, general and administrative expenses are likely to increase further related to costs necessary to operate as a public company.

Other Income (Expense), Net

	Year Ended December 31,
	2013	2014	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(321)	$(1,042)	$(721)	225%
Percentage of revenue	0%	-1%

For the year ended December 31, 2014, net other expense increased primarily as a result of an increase in foreign currency losses of $1.1 million compared to the prior period primarily due to the strengthening of the U.S. Dollar against the Euro, the British Pound, and the Japanese Yen. The foreign currency losses were partially offset by an increase in rental income of $0.3 million related to an office sublease agreement beginning in the third quarter of 2013 and continuing through the current period.

Years Ended December 31, 2012 and 2013

Revenue

	Year Ended December 31,
	2012	2013	$ Change	% Change
	(Dollars in thousands)
Revenue	$51,756	$88,703	$36,947	71%

Revenue increased as a result of the addition of new customers and increased customer penetration as compared to the prior year. The number of customers increased from 78 as of December 31, 2012 to 93 as of December 31, 2013. Of the $36.9 million increase in revenue, expansions with existing customers contributed $28.6 million and new customers contributed $8.3 million to revenue for the year ended December 31, 2013. We increased customer penetration through expanding the number of households and businesses on previously deployed solutions and cross selling existing customers additional products. Price changes did not have a material impact on the year-over-year increase in revenue. International revenue was 3% and 10% of revenue for the years ended December 31, 2012 and 2013, respectively. We expect international revenue to continue to increase as a percentage of revenue going forward as we continue to expand our international sales presence.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2012	2013	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$19,580	$32,092	$12,512	64%
Gross profit	32,176	56,611	$24,435	76%
Gross margin	62%	64%

The increase in cost of revenue was due to both higher volume and an increased cost of delivery. Specifically, $3.9 million of the increase related to increased volume of services over the prior year. In addition, $3.6 million of the increase was related to a January 2013 U.S. Postal Service determination that mailed Home Energy Reports should be charged first class postage rates for residential delivery. A subsequent modification to our energy reports allowed us to return to standard postage rates during the third quarter of 2013. We expect postage and delivery costs to further decrease as a percentage of revenue as we shift toward digital channels thereby increasing our gross margin in the long term.

Our gross margin improved as we were able to realize lower paper report production costs based on the scale we achieved, partially offset by the $3.6 million increase related to the U.S. Postal Service determination. On an absolute dollar basis, employee compensation and related costs increased by $2.1 million as our headcount increased from December 31, 2012 to December 31, 2013. These new employees were primarily focused on implementing and delivering our services. The new delivery of expanded products including those delivered via digital channels and costs associated with warehousing an increased amount of data increased costs by $0.7 million. The amortization of capitalized internal-use software costs increased by $0.8 million due to continued investment in our software products.

Sales and Marketing

	Year Ended December 31,
	2012	2013	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$22,458	$33,116	$10,658	47%
Percentage of revenue	43%	37%

From December 31, 2012 to December 31, 2013, the headcount of our sales and marketing staff increased, which combined with higher commission expense related to increased contract bookings, drove $7.7 million of the increased sales and marketing expenses. We also increased spending on sales and marketing-related travel and marketing events by $1.7 million in 2013. Allocations related to information technology and rent, market and regulatory consulting as well as customer relationship management software expenses further increased expenses by $1.6 million in 2013.

We expect sales and marketing expenses to increase in absolute dollars and as a percentage of revenue in the near to medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events, including a user conference in February 2014, with the aim of attracting new customers and expanding our footprint with existing customers.

Research and Development

	Year Ended December 31,
	2012	2013	$ Change	% Change
	(Dollars in thousands)
Research and development	$18,006	$29,496	$11,490	64%
Percentage of revenue	35%	33%

From December 31, 2012 to December 31, 2013, the headcount of our research and development staff increased, which drove $7.5 million of the increased research and development expense. Spending related to external consultants engaged to support product development increased by $2.4 million as compared to the prior year. Increased travel, information technology and rent allocations, as well as development and integrated software, further increased expenses by $1.6 million. Amortization of internally capitalized software related to research activities also increased by $0.7 million over the prior year. Additionally, during the year ended December 31, 2013, we recorded a non-cash impairment of $0.6 million related to a capitalized internal-use software project termination related to the development of a stand-alone mobile app.

We expect research and development expenses will increase in absolute dollars, and in the near term also as a percentage of revenue, as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Year Ended December 31,
	2012	2013	$ Change	% Change
	(Dollars in thousands)
General and administrative	$4,071	$7,816	$3,745	92%
Percentage of revenue	8%	9%

From December 31, 2012 to December 31, 2013, headcount increased across our accounting, finance, human resources, legal and recruiting departments, which drove $2.6 million of the increase in general and administrative expenses. This headcount growth was required to support overall company growth. Travel related to international expansion, software for back office systems, financial services and consultants and insurance related to our growth combined to increase expenses by $0.5 million in 2013. External legal fees increased by $0.3 million in conjunction with international expansion and other matters requiring specialist expertise.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, as we transition from a private to a public reporting company, general and administrative expenses are likely to increase further.

Other Income (Expense), Net

	Year Ended December 31,
	2012	2013	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$54	$(321)	$(375)	*N/M
Percentage of revenue	0%	0%

*	N/M – Not meaningful

For the year ended December 31, 2013, other income (expense), net, decreased primarily due to interest expense of $0.2 million related to our loan from E.ON SE and usage of capital leases to increase data center capacity. In addition, fluctuation in the value of foreign currency led to a $0.2 million foreign currency loss, primarily related to transactions denominated in Australian Dollars. We continue to monitor our foreign currency exposure to determine whether we should implement a foreign currency hedging program. These losses were partially offset by $0.2 million of rental income related to an office sublease agreement.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2014. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, unaudited)
Consolidated Statements of Operations Data:
Revenue	$19,023	$21,229	$22,491	$25,960	$28,573	$31,247	$33,774	$34,845
Cost of revenue(1)	7,949	7,320	7,970	8,853	9,935	10,773	11,212	12,205

Gross profit	11,074	13,909	14,521	17,107	18,638	20,474	22,562	22,640

Operating expenses(1)
Sales and marketing	6,586	7,638	8,391	10,501	11,999	$17,379	$14,580	$17,309
Research and development	5,733	6,112	7,821	9,830	10,754	12,200	11,177	11,868
General and administrative	1,573	1,489	1,886	2,868	3,218	5,551	4,241	4,834

Total operating expenses	13,892	15,239	18,098	23,199	25,971	35,130	29,998	34,011

Operating loss	(2,818)	(1,330)	(3,577)	(6,092)	(7,333)	(14,656)	(7,436)	(11,371)
Other income (expense), net	112	(640)	393	(186)	397	(177)	(723)	(539)

Loss before income taxes	(2,706)	(1,970)	(3,184)	(6,278)	(6,936)	(14,833)	(8,159)	(11,910)
Provision for (benefit from) income taxes	7	26	(9)	(1)	44	(28)	37	(140)

Net loss	$(2,713)	$(1,996)	$(3,175)	$(6,277)	$(6,980)	$(14,805)	$(8,196)	$(11,770)

Weighted-average common stock outstanding:
Basic and diluted	20,553	21,014	21,303	21,603	22,002	46,370	49,091	49,839
Net loss per share:
Basic and diluted	$(0.13)	$(0.09)	$(0.15)	$(0.29)	$(0.32)	$(0.32)	$(0.17)	$(0.24)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, unaudited)
Cost of revenue	$28	$38	$67	$71	$79	$534	$305	$436
Sales and marketing	84	172	492	739	749	4,226	2,019	1,938
Research and development	178	171	328	283	297	2,596	1,195	1,535
General and administrative	22	49	291	612	537	1,920	968	1,048

Total stock-based compensation	$312	$430	$1,178	$1,705	$1,662	$9,276	$4,487	$4,957

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
Percentage of Revenue:
Cost of revenue	42%	34%	35%	34%	35%	34%	33%	35%
Gross profit	58%	66%	65%	66%	65%	66%	67%	65%
Operating expenses
Sales and marketing	35%	36%	37%	40%	42%	56%	43%	50%
Research and development	30%	29%	35%	38%	38%	39%	33%	34%
General and administrative	8%	7%	8%	11%	11%	18%	13%	14%

Total operating expenses	73%	72%	80%	89%	91%	113%	89%	98%

Operating loss	-15%	-6%	-16%	-23%	-26%	-47%	-22%	-33%
Other income (expense), net	1%	-3%	2%	-1%	1%	-1%	-2%	-2%

Loss before income taxes	-14%	-9%	-14%	-24%	-25%	-48%	-24%	-35%
Provision for (benefit from) income taxes	0%	0%	0%	0%	0%	0%	0%	0%

Net loss	-14%	-9%	-14%	-24%	-25%	-48%	-24%	-35%

Quarterly Trends

Our quarterly revenue has increased sequentially for all periods presented, primarily due to an increasing number of customers and increased sales to our existing customers. We expect both upselling to the existing customer base as well as new customer acquisition to continue to be a significant driver of revenue growth.

Total costs and expenses increased sequentially for all periods presented, primarily due to increased salary and related costs coinciding with an increase in the number of employees required to run our growing business.

Gross margin has generally increased over time from 58% in the three months ended March 31, 2013 to 65% for the three months ended December 31, 2014. However, gross margin decreased in the three months ended March 31, 2013, primarily due to increased costs related to energy reports delivered by the U.S. Postal Service. In January 2013, the U.S. Postal Service determined that these reports should be charged first class postage rates rather than standard mail rates, thereby increasing our postage cost. These charges continued through June 2013 when we were able to modify our product and energy report postage charges returned to the standard rate as customers converted to modified energy reports. In the long term, we expect gross margin to continue to increase as digital delivery becomes a higher percentage of our product mix. However, in the short to medium term, our gross margin may decrease as we enter new international markets, increase the mix of product offerings for which we have yet to achieve efficiencies of scale, and continue to implement new contracts.

Sales and marketing expenses grew sequentially over the periods primarily due to an expanding sales and marketing team and related expenses. While growing, research and development expenses have fluctuated due to increased amounts being capitalized related to software developed for internal use. General and administrative expenses grew sequentially related to increased costs required to support a growing business and will continue to increase as we transition to being a mature public company and implement more regulatory requirements such as Section 404 of the Sarbanes-Oxley Act.

Our quarterly results may fluctuate due to various factors affecting our performance. As noted above, we recognize revenue from subscription fees ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs and thus factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue.

Liquidity and Capital Resources

As of December 31, 2014, our principal source of liquidity was cash and cash equivalents of $125.7 million, which were held for working capital purposes. Since our inception, we have financed our operations primarily through private placements of preferred stock, customer payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations and the E.ON SE loan and our IPO.

In November 2010, we entered into a loan and security agreement for a $3.0 million secured revolving credit facility. In August 2013, we entered into an amended loan agreement increasing the revolving credit facility to $15.0 million. The loan contains various covenants that limit our other indebtedness, investments, liens and transactions. In addition, the loan contains a financial covenant that requires a minimum adjusted quick ratio. As of December 31, 2014, we were in compliance with each of these financial covenants and have not yet drawn on the facility.

In March 2013, we entered into a convertible loan agreement with E.ON SE, one of our utility customers, pursuant to which E.ON SE issued us a $2.5 million loan with an interest rate of 5% per year, compounding annually. Upon the closing of the IPO, the convertible note held by E.ON SE automatically converted into 157,664 shares of common stock. For the year ended December 31, 2014, we recognized revenue of $8.6 million from our relationship with E.ON SE.

We believe our current cash and cash equivalents, cash flows from operations and amounts available under our loan agreements will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Net cash provided by (used in) operating activities	$(22)	$6,667	$(12,866)
Net cash used in investing activities	(4,326)	(7,328)	(12,431)
Net cash provided by financing activities	569	4,908	123,389
Effect of exchange rate changes on cash and equivalents	43	(25)	(1,186)

Net (decrease) increase in cash and equivalents	$(3,736)	$4,222	$96,906

Operating Activities

For the year ended December 31, 2014, operating activities used $12.9 million in cash as compared to cash provided by operating activities of $6.7 million for the year ended December 31, 2013. The cash used by operating activities for the year ended December 31, 2014 was primarily related to our increase in investments in both sales and marketing and research and development, consisting primarily of payments of compensation to employees. Significant changes in our operating assets and liabilities included an increase in accounts receivable of $15.9 million partially offset by an increase in deferred revenue of $11.6 million. Positive cash flows in 2013 were driven largely by slower than anticipated hiring as we continue to seek additional qualified personnel, leading to our headcount being lower than forecasted.

As we increase investments in sales and marketing and research and development, we expect that we will experience a net usage of cash flows from operations for fiscal year 2015.

For the year ended December 31, 2013, operating activities provided $6.7 million in cash as compared to less than $0.1 million used for the year ended December 31, 2012. Positive cash flows in 2013 were driven largely by slower than anticipated hiring as we continue to seek additional qualified personnel, leading to our headcount being lower than forecasted. For the year ended December 31, 2013, the increase was primarily related to an increase in both deferred revenue of $20.0 million and accrued expenses of $1.9 million, partially offset by a combined $10.4 million increase in accounts receivable and prepaid expenses, all due to the growth in our business.

Investing Activities

Cash used in investing activities for the year ended December 31, 2014 was $12.4 million compared to $7.3 million for the year ended December 31, 2013. Cash used in investing activities for the year ended December 31, 2013 was $7.3 million compared to $4.3 million for the year ended December 31, 2012. The primary use of cash for investing activities was for the purchase of equipment in all periods and the payment of salaries relating to the development of capitalized software for internal use.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 was $123.4 million compared to $4.9 million for the year ended December 31, 2013. The increase in cash provided by financing activities for the year ended December 31, 2014 was primarily related to our initial public offering where we raised $124.0 million in proceeds, net of underwriting discounts and commissions partially offset by $1.9 million in payment of offering cost and a $2.5 million loan from E.ON SE in the prior year.

Cash provided by financing activities for the year ended December 31, 2013 was $4.9 million compared to $0.6 million for the year ended December 31, 2012. The increase was related to a $2.5 million loan from E.ON SE in 2013 and $2.8 million from the issuance of common stock upon the exercise of stock options.

Commitments

As of December 31, 2013 and 2014, we had $1.1 million and $1.3 million, respectively, in letters of credit outstanding in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through September 2015.

Our principal commitments primarily consist of obligations under leases for office space and obligations under capital leases for equipment. As of December 31, 2014, the future non-cancelable minimum payments under these commitments were as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Facilities leases	$4,873	$3,208	$1,665	$—	$—
Capital lease obligations	1,101	609	419	73	—

Total	$5,974	$3,817	$2,084	$73	$—

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often being referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition;

•	Stock-based compensation; and

•	Income taxes.

Revenue Recognition

We generate revenue from the sale of cloud-based software solutions and related services to utilities on a subscription basis. Our software license terms typically last between one and five years in length. Our subscription contracts do not provide the right to take possession of the supporting software and grant limited access to our platform. Therefore, our arrangements are accounted for as service contracts. Revenue is recognized on a straight-line basis over the subscription term upon website launch and/or first report generation to households and businesses. Our arrangements do not include general rights of return.

We begin to recognize revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	The price is fixed or determinable; and

•	Collection is reasonably assured.

We provide two main subscription service deliverables: (i) data analytics services and (ii) web platform services. Data analytics services provide utility end users with information about their energy consumption through web, mobile applications, text message, email and mail channels. Web, and increasingly mobile platform, services provide utility end users the access to information about usage through a platform accessible via the utility’s web and mobile site as well as through a custom application. Generally, we sell these services in conjunction with one another, however, each service is able to operate independently, may be sold separately and, therefore each of the two main services has standalone value. Because of this standalone value, revenue from these services are recognized separately.

The accounting for the components of our revenue is in accordance with the guidance around multiple element revenue transactions. This guidance requires the allocation of revenue based on Vendor-Specific Objective Evidence (“VSOE”), Third-Party Evidence (“TPE”) or Best Estimate of Sales Price (“BESP”) in descending order. We are not able to determine VSOE or TPE for our deliverables as we do not sell deliverables independently and there are no third-party offerings that reasonably compare to our service. Therefore, we determine the selling prices of subscriptions to our services based on BESP.

In determining BESP, we analyze previous sales of our deliverables. Specifically, we value our product deliverables based on the number of households served or quantity and level of services to be performed. The BESP is the weighted average price per household or per service per year. We review our pricing trends quarterly to ensure revenue is recognized consistently over multiple periods.

After we have determined the BESP of revenue that can be allocated to each deliverable based on the relative selling price method for bundled arrangements, we recognize the revenue for each deliverable based on the type of deliverable. For subscription service deliverables, we recognize the revenue on a straight-line basis over the term of the client arrangement. The weighted-average contract term across contracts sold in 2014 was 26 months. If any portion of our fee is contingent on a future deliverable, that portion of the revenue is deferred until the contractual requirement is no longer contingent. For set-up fees we recognize revenue over the expected customer relationship period.

We charge customers set-up fees at the initiation of new contracts. The set-up fees are deferred and recognized ratably over the expected customer relationship period. The corresponding set-up costs are expensed in the periods in which they are incurred.

Deferred revenue represents amounts billed to customers for which revenue has not yet been recognized. Deferred revenue represents unearned fees for which services have not been delivered and are expected to be delivered in the future.

Stock-Based Compensation

We apply the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized on a straight-line basis over the requisite service period based on the portion of the award that is expected to vest. For non-employee awards, we adjust any unvested portions of the award to fair value at each reporting date. We estimate forfeitures at the time of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation cost for restricted stock units is measured based on the fair value of our common stock on the grant date. For awards with a performance-based vesting condition, we accrue stock-based compensation cost if it is probable that the performance condition will be achieved.

We recognize compensation related to stock options, including employee, consultant and non-employee director awards in the financial statements based on fair value. We estimate fair value of each option award on the grant date using the Black-Scholes option pricing model. The awards typically expire ten years from the grant date.

Option pricing models require the input of highly subjective assumptions, including the expected price volatility of the stock, risk-free interest rate, the expected term of the option and the expected stock dividend yield. To value our options, we used our best estimates. These estimates involve inherent uncertainties and the application of substantial judgment. If different assumptions are used, our share-based compensation could be materially different in the future.

We used the following assumptions in valuing our stock options:

Volatility. We use the historical volatilities of a selected peer group as we do not have sufficient trading history to determine the volatility of our common stock. To select our peer group, we consider public enterprise cloud-based application providers that focus on a particular industry and contain a marketing component within their service offering. We intend to continue to rely on this information until a sufficient amount of historical information regarding the volatility of our own stock becomes available, or unless the circumstances change such that the identified companies are no longer similar to us.

Expected Term. The expected term represents the period that our option awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term, we have based our expected term on the simplified method available under GAAP.

Risk-Free Interest Rate. We use the implied yield available on U.S. Treasury zero-coupon bonds with an equivalent remaining term of the options for each option group to represent the risk-free interest rate.

Dividend Yield. We have not paid and do not expect to pay dividends and, therefore, we use a zero-percent dividend rate.

Income Taxes

We account for income taxes using the asset and liability method. Under the liability method, we determine deferred tax liabilities and assets based on the tax rates expected to be in effect during the years in which the liability is expected to be paid. The primary cause of the difference in the payment of the tax liabilities is a difference between the financial statement value and the tax basis of revenue and expenses. When it is more likely than not that some or all of our net deferred tax assets will not be realized, we record a valuation allowance. In determining the necessity of valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance against our U.S. deferred tax assets because we have determined that it is more likely than not that our net deferred tax assets will not be realized. In the future, if we determine that we will be able to realize our net deferred tax assets, we will adjust the allowance, which would increase our income in the period the determination is made.

Recent Accounting Pronouncement

See Note 3 “Recently Issued Accounting Standards” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate and Market Sensitivity

We had cash and cash equivalents of $125.7 million as of December 31, 2014. Our investments are considered cash equivalents and primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flow to be materially affected by an immediate change in market interest rates.

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

ITEM 8.	Financial Statements and Supplementary Data

OPOWER, INC.

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Opower, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Opower, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 13, 2015

OPOWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2013	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,819	$125,725
Accounts receivable, net of allowance for doubtful accounts of $361 and $0 at December 31, 2013 and December 31, 2014, respectively	20,228	36,295
Prepaid expenses and other current assets	1,988	4,654

Total current assets	51,035	166,674
Property and equipment, net	10,813	17,672
Other assets	1,287	151

Total assets	$63,135	$184,497

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,163	$1,400
Accrued expenses	4,452	6,367
Deferred revenue	50,623	61,989
Accrued compensation and benefits	4,817	8,337
Other current liabilities	1,831	2,091

Total current liabilities	62,886	80,184
Deferred revenue	1,767	2,280
Notes payable	2,418	—
Other liabilities	2,327	1,232

Total liabilities	69,398	83,696

Commitments and contingencies (see Note 7)
Stockholders’ equity (deficit):
Convertible preferred stock:
Series A preferred stock Par value $0.000005 per share - 5,378 shares authorized, issued, and outstanding as of December 31, 2013; liquidation preference of $1,545 as of December 31, 2013	1,466	—
Series B preferred stock Par value $0.000005 per share - 8,376 shares authorized; 8,251 issued and outstanding as of December 31, 2013; liquidation preference of $16,448 as of December 31, 2013	16,355	—
Series C preferred stock Par value $0.000005 per share - 5,674 shares authorized; 5,618 issued and outstanding as of December 31, 2013; liquidation preference of $50,000 as of December 31, 2013	49,872	—

Total convertible preferred stock	67,693	—

Preferred stock, par value $0.000005 per share - 25,000 shares authorized; none issued and outstanding as of December 31, 2014	—	—
Common stock, par value $0.000005 per share - 500,000 shares authorized; 22,113 and 50,372 shares issued and outstanding as of December 31, 2013 and December 31, 2014, respectively	—	—
Additional paid-in capital	9,407	226,093
Accumulated deficit	(83,243)	(124,994)
Accumulated other comprehensive loss	(120)	(298)

Total stockholders’ equity (deficit)	(6,263)	100,801

Total liabilities and stockholders’ equity (deficit)	$63,135	$184,497

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenue	$51,756	$88,703	$128,439
Cost of revenue	19,580	32,092	44,125

Gross profit	32,176	56,611	84,314
Operating expenses:
Sales and marketing	22,458	33,116	61,267
Research and development	18,006	29,496	45,999
General and administrative	4,071	7,816	17,844

Total operating expenses	44,535	70,428	125,110

Operating loss	(12,359)	(13,817)	(40,796)
Other income (expense):
Gain (loss) on foreign currency	54	(220)	(1,361)
Interest expense	—	(187)	(114)
Other, net	—	86	433

Loss before income taxes	(12,305)	(14,138)	(41,838)
Provision for (benefit from) income taxes	27	23	(87)

Net loss	$(12,332)	$(14,161)	$(41,751)

Weighted-average common stock outstanding:
Basic and diluted	19,442	21,121	41,921
Net loss per share:
Basic and diluted	$(0.63)	$(0.67)	$(1.00)

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Net loss	$(12,332)	$(14,161)	$(41,751)
Other comprehensive income (loss)
Foreign currency translation	51	(40)	(236)
Unrealized gain (loss) on hedge transactions, net	(97)	(17)	58

Total other comprehensive loss	(46)	(57)	(178)

Total comprehensive loss	$(12,378)	$(14,218)	$(41,929)

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock								Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock			Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	5,378	$1,466	8,251	$16,355	5,618	$49,872	19,415	$—	$1,322	$—	$(56,750)	$(17)	$12,248

Issuance of common stock	—	—	—	—	—	—	912	—	629	—	—	—	629
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	360	—	—	—	360
Repurchase of common stock	—	—	—	—	—	—	(1)	—	—	(1)	—	—	(1)
Tax settlements related to equity-based plans	—	—	—	—	—	—	(23)	—	(59)	—	—	—	(59)
Stock-based compensation	—	—	—	—	—	—	—	—	1,187	—	—	—	1,187
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	51	51
Unrealized loss on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,332)	—	(12,332)

Balance at December 31, 2012	5,378	$1,466	8,251	$16,355	5,618	$49,872	20,303	$—	$3,439	$(1)	$(69,082)	$(63)	$1,986

Issuance of common stock	—	—	—	—	—	—	1,810	—	1,744	1	—	—	1,745
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	478	—	—	—	478
Stock-based compensation	—	—	—	—	—	—	—	—	3,746	—	—	—	3,746
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)
Unrealized loss on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,161)	—	(14,161)

Balance at December 31, 2013	5,378	$1,466	8,251	$16,355	5,618	$49,872	22,113	$—	$9,407	$—	$(83,243)	$(120)	$(6,263)

Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1,559	—	3,285	—	—	—	3,285
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	782	—	—	—	782
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	—	—	7,015	—	121,809		—	—	121,809
Conversion of convertible preferred stock into common stock in connection with initial public offering	(5,378)	(1,466)	(8,251)	(16,355)	(5,618)	(49,872)	19,246	—	67,693		—	—	—
Conversion of convertible debt into common stock in connection with initial public offering	—	—	—	—	—	—	158	—	2,996		—	—	2,996
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	—	—	—	—	281		(1,482)				(1,482)
Stock-based compensation	—	—	—	—	—	—	—	—	21,603	—	—	—	21,603
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(236)	(236)
Unrealized gain on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	—	—	—	—	—	(41,751)	—	(41,751)

Balance at December 31, 2014	—	$—	—	$—	—	$—	50,372	$—	$226,093	$—	$(124,994)	$(298)	$100,801

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2013	2014
Operating Activities
Net loss	$(12,332)	$(14,161)	$(41,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,599	3,766	7,198
Stock-based compensation expense	1,187	3,625	20,382
Foreign currency loss (gain)	—	(8)	994
Non-cash interest expense	—	159	52
Asset impairment	—	640	82
Other	3	35	150
Changes in operating assets and liabilities:
Accounts receivable	(6,504)	(9,668)	(15,885)
Prepaid expenses and other current assets	(320)	(720)	(2,055)
Other assets	(44)	(383)	16
Accounts payable	(618)	339	249
Accrued expenses	804	1,886	2,292
Accrued compensation and benefits	1,089	1,387	3,554
Deferred revenue	15,268	19,995	11,566
Other liabilities	(154)	(225)	290

Net cash provided by (used in) operating activities	(22)	6,667	(12,866)

Investing Activities
Additions to property and equipment	(4,330)	(7,331)	(12,431)
Proceeds from the sale of assets	4	3	—

Net cash used in investing activities	(4,326)	(7,328)	(12,431)

Financing Activities
Proceeds from issuance of common stock	629	2,797	3,285
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	123,955
Repurchase of common stock	(1)	—	—
Tax settlements related to equity-based plans	(59)	—	—
Taxes paid related to net share settlement of equity awards	—	—	(1,482)
Issuance of notes payable	—	2,500	—
Payment of offering costs	—	(273)	(1,873)
Principal payments on capital lease obligations	—	(116)	(496)

Net cash provided by financing activities	569	4,908	123,389

Effect of exchange rate changes on cash and cash equivalents	43	(25)	(1,186)
Net increase (decrease) in cash and cash equivalents	(3,736)	4,222	96,906
Cash and cash equivalents, beginning of period	28,333	24,597	28,819

Cash and cash equivalents, end of period	$24,597	$28,819	$125,725

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$1	$9	$7
Cash paid for interest	—	21	66
Supplemental disclosure of non-cash investing and financing activities
Assets acquired under capital leases	—	1,432	263
Accrued property and equipment purchases	—	247	235
Capitalized stock-based compensation	—	121	1,221
Vesting of common stock subject to repurchase	—	478	782
Accrued deferred offering costs	—	539	—
Conversion of convertible preferred stock into common stock	—	—	67,693
Conversion of convertible debt into common stock	—	—	2,996

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Opower and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

Reclassifications and Adjustments

During the first quarter of 2014, the Company updated its methodology for allocating certain general and administrative costs to more closely align these costs to the functional departments consuming the related services. As a result, certain prior period costs have been reclassified from general and administrative expenses to cost of revenue, sales and marketing expenses, and research and development expenses primarily based on the headcount in each of these functional areas. The reclassifications for the year ended December 31, 2012 reduced general and administrative expenses by $3.7 million and increased cost of revenue, sales and marketing expenses, and research and development expenses by $0.7 million, $1.1 million, and $1.9 million, respectively. The reclassifications for the year ended December 31, 2013 reduced general and administrative expenses by $5.8 million and increased cost of revenue, sales and marketing expenses, and research and development expenses by $0.8 million, $2.6 million and $2.4 million, respectively. These reclassifications had no effect on previously reported operating loss, net loss or cash flows.

During the first quarter of 2014, the Company recorded adjustments related to prior periods which increased revenue by $0.3 million for the year ended December 31, 2014, and increased gains on foreign currency by $0.2 million for the year ended December 31, 2014. The Company has concluded that these changes do not have a material effect on the reported results of operations for the year ended December 31, 2014 after consideration of quantitative and qualitative factors. The impact to all prior interim and annual periods was also not material.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives and recoverability of property and equipment, stock-based compensation and income taxes. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers cash on deposit and all investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are derived from services to be delivered to utility providers and are stated at their net realizable value. Each month the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2012	2013	2014	2013	2014
Customer A	*	11%	12%	*	10%
Customer B	15%	14%	10%	*	*
Customer C	14%	13%	*	22%	17%
Customer D	*	*	*	12%	*
Customer E	*	*	*	10%	*

*	= Represented less than 10%

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Major additions or improvements that significantly add to productive capacity or extend the life of an asset are capitalized, whereas repairs and maintenance are expensed as incurred.

Depreciation and amortization are calculated on a straight-line basis over the lesser of the estimated useful life of the related assets or the related capital lease term. The estimated useful lives by asset classification are as follows:

Equipment	2 to 5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of remaining term or estimated useful life

The cost of assets and related depreciation is removed from the related accounts on the balance sheet when assets are sold or disposed. Any related gains or losses on asset disposals are reflected in operating expenses.

Software Development Costs

The Company capitalizes certain software development costs, consisting primarily of personnel and related expenses for employees and third parties who devote time to their respective projects. Internal-use software costs are capitalized during the application development stage, which is when the research stage is complete and management has committed to a project to develop software that will be used for its intended purpose. Any costs incurred during subsequent efforts to significantly upgrade and enhance the functionality of the software are also capitalized. Capitalized software costs are included in property and equipment on the consolidated balance sheets. Amortization of internal-use software costs begins once the project is substantially complete and the software is ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over their estimated useful life.

Evaluation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the year ended December 31, 2013, we recorded a non-cash asset impairment related to long-lived assets of $0.6 million classified within research and development on the consolidated statements of operations. The charge relates to a capitalized internal-use software project termination. During the year ended December 31, 2014, we recorded a non-cash asset impairment related to long-lived assets of $0.1 million. There was no impairment of long-lived assets during the year ended December 31, 2012.

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

In March 2013, the Company entered into a convertible debt agreement that contained certain conversion features and a change in control premium that were deemed to represent derivative financial instruments valued collectively (see Note 6 for further details). The fair value of the derivative was measured at inception and recorded as a non-current liability on the consolidated balance sheet. This derivative financial instrument was re-measured and marked-to-market at the end of each reporting period, and changes in fair value from period to period were recognized within other income (expense), net on the statements of operations. Upon the closing of the IPO, the Company’s convertible debt automatically converted into common stock.

Revenue Recognition

The Company derives its revenue from contractual agreements with utility providers based on a service provided to those utilities, which includes analyzing data provided by the utilities and using that data to encourage utility customers to reduce energy consumption and improve satisfaction. The Company generates substantially all of its revenue from service contracts.

The Company has assessed its revenue arrangements to determine when multiple deliverables exist and if separate accounting is required for those deliverables. Revenue for subscription-based service contracts is segregated into separate accounting units, the predominant units of which are data analysis and web tools, and recognized on a straight-line basis over the related service period for each accounting unit.

The Company recognizes revenues when the following criteria have been met:

•	Persuasive evidence of an arrangement exists: A signed contract or any other written documentation from the customer that confirms their explicit acceptance of a specific statement of work is deemed to represent persuasive evidence of an arrangement.

•	Delivery has occurred: For data analysis, delivery is considered to have occurred once a data connection with a utility has been configured and reports are being received by end-users. For web tools, delivery is considered to have occurred once the web service is live and accessible by end-users.

•	The price is fixed or determinable: The Company considers the contract price to be fixed or determinable once the fees are contractually agreed upon with the customer.

•	Collection is reasonably assured: Each customer is evaluated for creditworthiness both at the inception of their arrangement and periodically throughout the period of time over which payments are due. Collection is deemed reasonably assured if the Company expects that the customer has the intent and ability to pay all amounts due, as scheduled. If it is determined that collection is not reasonably assured, revenue is deferred and recognized only upon cash collection.

Revenue recognition for each contract corresponds directly with the service period. The revenue recognition start date begins when delivery has occurred, which occurs approximately seven months after a new customer contract is signed. Service may last from one to five years and contracts typically include the ability to terminate for breach of contract, convenience, insolvency or regulatory changes. Annual license fees, which are usually collected in advance of program launch, and data management fees, which are typically billed quarterly in advance, are both non-refundable.

The Company uses the best estimate of selling price (“BESP”) to determine the relative selling prices for the purpose of allocating consideration received for each contract for accounting purposes. The BESP is determined by a historical analysis of selling prices for similar services provided by the Company. The prices are reviewed quarterly to ensure the accuracy of the estimated value on new contracts.

The Company charges customers set-up fees at the initiation of new contracts. The set-up fees are deferred and recognized ratably over the expected customer relationship period. The corresponding set-up costs are expensed in the periods in which they are incurred.

For contracts that include variable revenue amounts, the related portion of variable revenue is deferred until the amounts are fixed or determinable and the Company is reasonably assured that the amounts due are collectible. In addition, the Company enters into certain contracts that contain performance guarantees or service-level requirements. For contracts with performance guarantees or service-level requirements, the related portion of revenue that may be refunded to the customer is not recognized until the performance criteria are met or the customer’s right to refunds or credits lapses.

Deferred Revenue

Deferred revenue consists of nonrefundable amounts billed to or amounts collected from clients for which the related revenue has not yet been recognized due to one or more of the aforementioned revenue recognition criteria having not been met. Deferred revenue to be recognized in the succeeding twelve month period is classified as current deferred revenue and the remaining amounts are classified as non-current deferred revenue.

Cost of Revenue

Cost of revenue consists primarily of report printing and shipping costs, data analysis and communication costs, hosting costs, personnel costs related to software implementation and maintenance, the cost to train and support customers, the cost of licenses to access consolidated information about energy consumers, depreciation of fixed assets and amortization expense associated with capitalized software.

Sales and Marketing Costs

Advertising costs are expensed as incurred and relate to promotional materials for customers and general brand exposure. These costs amounted to $0.5 million, $0.5 million, and $1.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Research and Development Costs

Research and development focuses on developing improved data analysis tools, increased effectiveness of communicating information to energy consumers and enhanced website portals for integration with customer websites. Research and development expenses consist primarily of personnel and related expenses and the cost of third party service providers. These costs are expensed as incurred except for software development costs qualifying for capitalization.

Leases

The Company leases all of its office space and enters into various other operating lease agreements in conducting its business. At the inception of each lease, the Company evaluates the lease agreement to determine whether the lease is an operating or capital lease. Operating lease expenses are recognized in the statements of operations on a straight-line basis over the term of the related lease. Some of the Company’s lease agreements may contain renewal options, tenant improvement allowances, rent holidays or rent escalation clauses. When such items are included in a lease agreement, the Company records a deferred rent asset or liability on the consolidated balance sheets equal to the difference between the rent expense and cash rent payments.

The cost of property and equipment acquired under capital lease arrangements represents the lesser of the present value of the minimum lease payments or the fair value of the leased asset as of the inception of the lease.

Stock-Based Compensation

The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized on a straight-line basis over the requisite service period based on the portion of the award that is expected to vest. For non-employee awards, the Company adjusts any unvested portions of the award to fair value at each reporting date. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation cost for restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. For awards with a performance-based vesting condition, the Company accrues stock-based compensation cost if it is probable that the performance condition will be achieved.

The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of option awards. The exercise price of option awards is set to equal the estimated fair value of the common stock at the date of the grant. In the case of a ten percent or more shareholder, the exercise price of an incentive stock option award is set to equal 110% of the estimated fair value of the common stock at the date of grant. The following weighted-average assumptions are also used to calculate the estimated fair value of option awards:

•	Expected volatility: The expected volatility of the Company’s shares is estimated using the historical volatility of a peer group of public companies over the most recent period commensurate with the estimated expected term of the awards. The Company’s selected peer group includes public enterprise cloud-based application providers that focus on a particular industry and contain a marketing component within their service offering.

•	Expected term: For employee stock option awards, the Company uses an estimated term equal to the weighted period between the vesting period and the contract life of the option. This method is known as the simplified method and is utilized due to the Company’s relatively short history. For non-employees, the Company uses an expected term equal to the remaining contract term.

•	Dividend yield: The Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

•	Risk-free interest rate: The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the estimated expected term of the awards.

Foreign Currency

The Company’s operations located outside of the United States where the local currency is the functional currency are translated into U.S. dollars using the current rate method. Results of operations are translated at the average rate of exchange for the period. Assets and liabilities are translated at the closing rates on the period end date. Gains and losses on translation of these accounts are accumulated and reported as a separate component of equity and other comprehensive income (loss). Gains and losses on foreign currency transactions are recognized in the consolidated statements of operations as a component of other income (expense).

Income Taxes

The Company uses the asset and liability approach for the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, including net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates applicable to the future years in which the deferred amounts are expected to be settled or realized. A valuation allowance is recorded against deferred tax assets when it is more likely than not that a tax benefit will not be realized. In determining whether a valuation allowance is necessary, the Company takes into account factors such as earnings history, expected future earnings, carryback and carryforward periods and tax planning strategies that could potentially enhance the likelihood of deferred tax asset utilization.

Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. Income tax positions are assessed based upon management’s evaluation of the facts, circumstances and information available at the reporting date, and the Company recognizes the tax benefit if it is more likely than not that the position is sustainable upon examination by the taxing authority based on the technical merits of the issue. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority.

The Company recognizes interest and penalties related to income tax matters in its provision for income taxes. The effect of tax rate changes is recognized in the tax provision within the period the rate changes are enacted.

The Company considers unremitted earnings of foreign subsidiaries to be invested indefinitely. No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings. Deferred income tax liabilities will be recognized, net of any foreign tax credits, on any foreign subsidiary earnings that are determined to no longer be indefinitely invested. The Company has not estimated the deferred tax liabilities associated with the permanently reinvested earnings as it is impractical to do so.

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

Net Income (Loss) per Share

The Company’s basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average common shares outstanding is adjusted for shares subject to repurchase such as unvested restricted stock and unvested stock options that have been early exercised.

The Company’s diluted net income (loss) per share is calculated by giving effect to all potentially dilutive common stock equivalents when determining the weighted-average number of common shares outstanding. For purposes of the dilutive net income (loss) per share calculation, convertible preferred stock, convertible notes payable, options to purchase common stock, unvested restricted stock and restricted stock units are considered to be common stock equivalents.

The Company has issued securities other than common stock that participate in dividends (“participating securities”), and therefore utilizes the two-class method to calculate net income (loss) per share. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend is paid on common stock. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. The two-class method requires a portion of net income to be allocated to the participating securities to determine the net income attributable to common stockholders. Net income attributable to the common stockholders is equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually significant disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The Company will adopt the guidance effective January 1, 2015 and does not currently expect it to have a material impact on its consolidated financial statements.

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

4. Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2014 (in thousands):

	December 31, 2013				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds (2)	$15,511	$15,511	$—	$—	$108,274	$108,274	$—	$—

Total	$15,511	$15,511	$—	$—	$108,274	$108,274	$—	$—

Liabilities:
Foreign currency derivative contracts	$(41)	$—	$(41)	$—	$2	$—	$2	$—
Convertible debt derivative	(388)	—	—	(388)	—	—	—	—

Total	$(429)	$—	$(41)	$(388)	$2	$—	$2	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)	Money market funds associated with the Company’s overnight investment sweep account.

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

The following table presents a reconciliation of the convertible debt derivative instrument measured at fair value as of December 31, 2013 and December 31, 2014 using significant unobservable inputs, and the amount of loss recorded in the Company’s consolidated statements of operations as a result of changes in fair value (in thousands):

	Year Ended December 31,
	2013	2014
Convertible debt derivative
Balance, beginning of year	$—	$(388)
Initial valuation on date of issuance	(241)	—
Revaluation	(147)	30
Conversion of debt	—	358

Balance, end of year	$(388)	$—

All of the Company’s derivative financial instruments amounts are classified on the consolidated balance sheets as other current liabilities and other liabilities, and none are designated for trading or speculative purposes.

Other Fair Value Disclosures

The fair value of the Company’s notes payable was determined based on a discounted cash flow analysis using Level 2 inputs based on quoted market prices for similar instruments that are not active. As of December 31, 2013, the carrying amount and fair value of the notes payable was $2.4 million (See Note 6 for further discussion). Upon closing of the IPO, the Company’s notes payable automatically converted into common stock.

5. Property and Equipment

The following table provides further detail on property and equipment (in thousands):

	December 31,	December 31,
	2013	2014
Equipment	$5,035	$7,748
Software	8,947	19,574
Furniture and fixtures	306	337
Leasehold improvements	2,038	2,594

Total property and equipment	$16,326	$30,253
Accumulated depreciation and amortization	(5,513)	(12,581)

Total property and equipment, net	$10,813	$17,672

As of December 31, 2013, and December 31, 2014, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.4 million and $1.7 million, respectively. Accumulated depreciation related to this computer equipment was $0.2 million and $0.7 million as of December 31, 2013 and December 31, 2014, respectively. Interest expense for the years ended December 31, 2013 and December 31, 2014 was immaterial. As of December 31, 2013 and December 31, 2014, the total capital lease obligation was $1.3 million and $1.0 million, respectively, was recorded on the consolidated balance sheets as other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the years ended December 31, 2013 and 2014, the Company capitalized $6.3 million and $9.9 million of these software development costs, respectively. The net book value of capitalized internal use software was $6.4 million and $11.6 million as of December 31, 2013 and 2014, respectively. Amortization expense related to capitalized internal-use software was $0.5 million, $2.2 million and $4.6 million for the years ended December 31, 2012, 2013, and 2014, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the consolidated statements of operations (in thousands):

`

	Year Ended December 31,
	2012	2013	2014
Cost of revenue	$541	$1,492	$3,078
Sales and marketing	244	314	420
Research and development	751	1,752	3,383
General and administrative	63	208	317

Total	$1,599	$3,766	$7,198

6. Debt

Line of Credit—Silicon Valley Bank

In November 2010, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) that included a $3.0 million revolving line of credit. The original agreement contained certain affirmative covenants related to the timely delivery of financial information to SVB, as well as certain customary negative covenants. Amounts drawn on the revolving line of credit would bear interest at a floating rate of prime plus 1%.

In August 2013, the Company renewed its revolving line of credit with SVB for two years, maturing August 2015, and increased the availability under its revolving line to $15.0 million. The amount of borrowings available under the agreement at any time may not exceed 80% of eligible accounts receivable at such time and any amounts borrowed are collateralized by substantially all of the Company’s assets. Amounts drawn on the revolving line of credit bear interest at a floating rate of either the LIBOR plus 200 basis points or the prime rate, at the Company’s election for each draw. The agreement contains certain affirmative covenants related to the timely delivery of financial information to SVB, as well as certain customary negative covenants. The agreement also includes a financial covenant related to the Company’s short-term liquidity. As of December 31, 2014, there were no amounts outstanding under the revolving line of credit, and the Company was in compliance with all financial and non-financial covenants.

Convertible Note

In March 2013, the Company signed a framework agreement for the provision of services to various operating entities with E.ON SE, one of its utility customers. Pursuant to the agreement, E.ON SE provided a $2.5 million loan to the Company and in return received a convertible note equal to the original principal amount of the loan. The note was scheduled to mature on March 8, 2016. Interest on the note accrued at a rate of 5% per annum compounding annually, and is due and payable with the principal amount at the earlier of (i) the time of conversion or (ii) the maturity date.

The following table details the balances associated with the liability components of the notes payable balance as of December 31, 2013 (in thousands):

December 31, 2013
Notes payable (face value)	$2,500
Accrued interest	102
Unamortized note discount	(184)

Notes payable, net	$2,418

Upon the closing of the IPO, the Company’s convertible note automatically converted into 157,664 shares of common stock.

7. Commitments and Contingencies

Operating and Capital Leases

The Company leases domestic office space in Arlington, Virginia and San Francisco, California, as well as international office space in Japan, Singapore and the United Kingdom. All leases are non-cancelable operating lease agreements that expire at various dates through 2016 and include renewal options.

In June 2013, the Company entered into a master lease agreement with a financing company. The agreement allows for the Company to lease eligible equipment purchases. Each lease has a 36 month term, payable in equal monthly installments with the exception of the first and final payments which are prorated based on a midmonth convention. The Company has accounted for the leases under the master lease agreement as capital leases. The weighted-average interest rate implicit in the leases was 5.5%.

A summary of lease commitments as of December 31, 2014 is as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2015	$3,208	$609
2016	1,665	419
2017	—	73

	4,873	1,101

Less:
Amounts representing interest	—	56

Total lease obligations	$4,873	$1,045

Rent expense under operating leases was $2.1 million, $3.0 million, and $4.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Letters of Credit

As of December 31, 2013 and 2014, the Company had outstanding letters of credit totaling $1.1 million and $1.3 million, respectively, in connection with securing its leased office space. The outstanding amounts for Arlington and San Francisco are $0.6 million and $0.7 million, respectively, and both letters of credit remain outstanding as of December 31, 2014.

Contingencies and Indemnifications

In January 2013, the Company received notification from the United States Postal Service (“USPS”) that its energy efficiency reports will no longer be classified as Standard Mail per a review of the required conditions, and therefore subject to a higher postage rate. The Company appealed the USPS decision and was temporarily required to pay first class postage rates for its energy efficiency reports. In June 2013, the Company modified the format of its energy efficiency reports in order to meet the conditions required by the USPS to qualify for standard postage rates going forward.

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

8. Stockholders’ Equity

The Company had two classes of stock authorized as of December 31, 2013 and 2014, preferred stock and common stock.

Convertible Preferred Stock

The Company was authorized to issue 19.4 million shares of convertible preferred stock, for which an equivalent amount of common shares were reserved for conversion. As of December 31, 2013, there were 19.2 million shares of Series A preferred stock (“Series A”), Series B preferred stock (“Series B”) and Series C preferred stock (“Series C”) that remained issued and outstanding. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 19.2 million shares of common stock.

Undesignated Preferred Stock

In connection with the IPO, the Company was authorized to issue 25.0 million shares of preferred stock. As of December 31, 2014, there are no preferred shares issued and outstanding.

Common Stock

The Company is authorized to issue 500.0 million shares of common stock. As of December 31, 2013 and December 31, 2014, there were 22.1 million and 50.4 million shares of common stock issued and outstanding, respectively. Common stock is issued from the pool of authorized stock upon the exercise of stock options or vesting of restricted stock.

The Company is authorized to grant the right to purchase common stock subject to specific conditions and restrictions, otherwise referred to as “restricted stock”. The following table summarizes the activity of the Company’s outstanding restricted stock for the years ended December 31, 2013 and 2014 (in thousands, expect per share amounts):

		Weighted- Average
	Restricted Shares	Grant Date Fair Value
Balance as of December 31, 2012	272	$2.09
Vested	(159)	2.09

Balance as of December 31, 2013	113	$2.09

Vested	(113)	2.09

Balance as of December 31, 2014	—

In the event of a termination of services for any reason, any unvested shares of restricted stock were subject to a repurchase option by the Company at the original purchase price. The initial funds received for the restricted common stock were recorded as a liability and subsequently reclassified to equity over time as the restricted stock vests and they are released from the repurchase option. There is no outstanding repurchase option liability related to restricted stock as of December 31, 2014.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity (deficit). The Company’s other comprehensive income consists of foreign currency translation adjustments resulting from the translation of the Company’s foreign subsidiaries whose functional currency is their respective local currency, as well as any unrealized gains or losses on the Company’s foreign currency derivative contracts.

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign currency translation	Foreign currency derivative instruments	Accumulated other comprehensive loss
Balance as of December 31, 2011	$(17)	$—	$(17)
Other comprehensive income (loss)	51	(97)	(46)

Balance as of December 31, 2012	$34	$(97)	$(63)

Other comprehensive income (loss) before reclassifications	(40)	(28)	(68)
Reclassifications to net income		11	11

Other comprehensive income (loss)	(40)	(17)	(57)

Balance as of December 31, 2013	$(6)	$(114)	$(120)

Other comprehensive income (loss) before reclassifications	(236)	(18)	(254)
Reclassifications to net income	—	76	76

Other comprehensive income (loss)	(236)	58	(178)

Balance as of December 31, 2014	$(242)	$(56)	$(298)

Gains (losses) on cash flow hedges are recognized in the consolidated statements of operations in revenue—see Note 3 for further details.

9. Stock-Based Compensation

Stock Plan

On August 1, 2007, the Company adopted the 2007 Stock Plan under which eligible employees, officers, directors and consultants of the Company may be granted incentive or non-qualified stock options and restricted stock units (“RSUs”). Upon closing of the IPO, the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”) which replaced the 2007 Stock Plan. The 2014 Plan allows the compensation committee to make equity-based incentive awards to our officers, employees, directors, and other key persons, including consultants. Employee equity awards generally vest over a four year period and have graded vesting schedules. The vesting terms for non-employee equity awards vary for each individual that is providing services to the Company. RSUs and stock options generally expire seven and ten years from the date of grant, respectively.

As of December 31, 2014, the total shares of common stock reserved for issuance was 21.4 million, 4.9 million of which were available for issuance.

Stock Option Activity

Stock option activity is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2013	7,790	$3.83
Granted	50	18.00
Exercised	(1,559)	2.10
Forfeited	(466)	4.07

Balance at December 31, 2014	5,815	$4.40	7.3	$57,715

Vested and expected to vest after December 31, 2014	5,678	$4.31	7.3	$56,830
Exercisable at December 31, 2014	4,158	$3.74	7.0	$43,696

(1)	Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2013 and December 31, 2014, unvested stock options subject to repurchase were 0.3 million and 0.2 million, respectively, at an aggregate exercise price of $0.9 million and $0.4 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Year Ended December 31,
	2012	2013	2014
Total fair value of stock options granted	$2,491	$20,919	$435
Total fair value of shares vested	1,172	2,427	6,238
Total intrinsic value of stock options exercised	1,514	8,258	23,420
Cash received from stock options exercised	629	2,797	3,285

The Company applied the following weighted-average assumptions to estimate the fair value of employee stock options using the Black-Scholes option pricing model:

	Year Ended December 31,
	2012	2013	2014
Expected volatility	43%	51%	48%
Expected term (in years)	6.0	6.0	6.0
Dividend yield	0%	0%	0%
Risk-free interest rate	1%	1%	2%

Non-Employee Stock Options

In certain instances, the Company grants stock options to consultants or advisors in return for services provided. These options were granted under the 2007 Plan and are included in the option summary tables above.

As of December 31, 2014, there were 0.1 million non-employee stock options outstanding at a weighted-average exercise price of $2.94. Of those outstanding non-employee options, 0.1 million were vested and exercisable.

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the year ended December 31, 2014 is summarized in the following table (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	1,093	$15.48
Granted	2,398	17.17
Released	(351)	16.01
Forfeited	(302)	16.23

Balance at December 31, 2014	2,838	$16.77	6.4	$40,391

Vested and expected to vest after December 31, 2014	2,488	$16.75	6.4	$35,411

The number of RSUs granted to non-employee board members and consultants for each of the years ended December 31, 2013 and 2014 was less than 0.1 million.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations within the following line items (in thousands):

	Year Ended December 31,
	2012	2013	2014
Cost of revenue	$144	$204	$1,354
Sales and marketing	527	1,487	8,932
Research and development	468	960	5,623
General and administrative	48	974	4,473

Total	$1,187	$3,625	$20,382

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at December 31, 2014 related to our non-vested stock options and RSU awards is presented below (in thousands, except per year information):

	As of December 31, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Restricted stock units	$32,443	3.2
Stock options	13,363	2.7

	$45,806

For the years ended December 31, 2013 and 2014, total capitalized stock-based compensation expense was $0.1 million and $1.2 million, respectively. For the year ended December 31, 2012, there was no capitalized stock-based compensation expense.

10. Income Taxes

For the years ended December 31, 2012, 2013 and 2014 the income tax provision for (benefit from) continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
U.S. federal income tax rate	34%	34%	34%
State taxes	4%	4%	5%
Change in valuation allowance	(39%)	(31%)	(36%)
Changes in state tax rate	1%	4%	(1%)
Stock compensation	(3%)	(4%)	(1%)
Meals and entertainment	(1%)	(2%)	(1%)
Other, net	4%	(5%)	0%

Effective tax rate	0%	0%	0%

Temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes versus those used for income tax purposes are reflected in deferred income taxes. The components of the Company’s deferred tax assets and liabilities, as well as the related valuation allowance as of December 31, 2013 and 2014, are as follows (in thousands):

	December 31,
	2013	2014
Deferred tax assets
Accrued compensation and benefits	$1,182	$2,058
Deferred rent liability	483	305
Stock compensation	485	5,440
Deferred income	1,017	1,043
Net operating loss carryforward	23,081	34,414
Other	14	37

Total deferred tax assets	26,262	43,297

Deferred tax liabilities
Depreciation and amortization	1,854	3,649
Other	63	—

Total deferred tax liabilities	1,917	3,649

Valuation allowance	(24,345)	(39,652)

Net deferred tax assets (liabilities)	$—	$(4)

Opower had gross U.S. federal and state net operating loss carryforwards of approximately $58.3 million and $91.2 million as of December 31, 2013 and 2014, respectively. Approximately $4.2 million of the net operating loss carryforwards have not been recognized as they relate to benefits associated with stock option exercises that have not reduced current taxes payable. When realized, approximately $1.7 million of the U.S. federal and state net operating loss carryforwards associated with windfall tax benefits will be recognized as a benefit through additional paid in capital. The U.S. federal and state net operating loss carryforwards will begin to expire in 2027.

The Company’s net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. Federal and state income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, (“Section 382”) imposes an annual limit on the ability, of a corporation that undergoes an ownership change, to utilize its net operating loss carryforwards to reduce its current year income tax liability. In the event of certain changes in the Company’s stockholder base, the Company’s ability to utilize certain net operating losses to offset future taxable income in any particular year may be limited pursuant to Section 382.

Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s domestic deferred tax assets would not be fully realized. The Company recorded valuation allowances of $24.3 million and $39.7 million, as of December 31, 2013 and 2014 respectively. The change in valuation allowance primarily relates to the 2014 domestic pretax book losses.

The Company has not provided for U.S. income and foreign withholding taxes on foreign subsidiaries’ undistributed earnings as of December 31, 2014, because such earnings have been retained and are intended to be indefinitely reinvested outside of the United States. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months. The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities from 2007 to 2014.

11. Net Income (Loss) Per Share

The following table summarizes the calculation of the Company’s basic and diluted net income (loss) per share under the two-class method attributable to common stockholders during the years ended December 31, 2012, 2013 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2013	2014
Numerator:
Net loss	$(12,332)	$(14,161)	$(41,751)
Non-cumulative dividends to preferred stockholders	—	—	—

Net loss attributable to common stockholders	$(12,332)	$(14,161)	$(41,751)

Denominator:
Weighted-average common stock outstanding, basic	19,442	21,121	41,921
Effect of potentially dilutive stock options and restricted stock units		—	—

Weighted-average common stock outstanding, diluted	19,442	21,121	41,921

Net loss per share, basic and diluted	$(0.63)	$(0.67)	$(1.00)

The holders of all series of convertible preferred stock did not, and the holders of early exercised shares subject to repurchase do not, have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2012, 2013 and 2014 were not allocated to these participating securities.

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2012	2013	2014
Convertible preferred stock	19,247	19,247	—
Stock options	6,982	7,790	5,815
Restricted stock units	—	1,093	2,838
Common stock subject to repurchase	272	408	154

	26,501	28,538	8,807

In addition, for periods prior to the IPO, the Company has also excluded the convertible preferred stock and convertible note payable from the calculation of diluted net loss per share attributable to common stockholders because the conversion was contingent on future events.

12. Geographic Information

For the years ended December 31, 2013 and 2014, approximately 90% and 86% of the Company’s revenue was generated by customers located in the United States, respectively. Substantially all of the Company’s long-lived assets currently reside in the United States.

13. Employee Benefit and Retirement Plans

The Company has a defined contribution 401(k) retirement and savings plan (the “401k Plan”) to provide retirement benefits for all eligible employees of the Company. Employees that are at least 21 years of age are eligible to participate in the 401k Plan immediately upon hiring. Under the 401k Plan, eligible employees may contribute up to 100% of either pre-tax compensation or after-tax compensation through a Roth 401(k) deferral contribution, up to the annual Internal Revenue Service dollar limit for the applicable year. To date, the Company has not made any matching contributions to this plan.

14. Valuation and Qualifying Accounts

Changes in valuation and qualifying accounts consisted of the following (in thousands):

		Additions
	Beginning Balance	Charged to Operations	Charged to Deferred Revenue	Write-offs	Deductions	Ending Balance
2012
Allowance for doubtful accounts	$—	$—	$—	$—	$—	$—
Deferred tax valuation allowance	(15,647)	(4,297)	—	—	—	(19,944)
2013
Allowance for doubtful accounts	$—	$—	$(361)	$—	$—	$(361)
Deferred tax valuation allowance	(19,944)	(4,401)	—	—	—	(24,345)
2014
Allowance for doubtful accounts	$(361)	$—	$—	$—	$361	$—
Deferred tax valuation allowance	(24,345)	(15,307)	—	—	—	(39,652)

15. Subsequent Events

Effective January 2015, the Company entered into a lease agreement for space in San Francisco, California. The lease expires in 2018. Additionally, in January 2015, the Company leased space in Odessa, Ukraine. The lease expires in 2017. Aggregate future minimum lease payments for the San Francisco and Ukraine facilities are approximately $8.0 million and $0.3 million, respectively.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, and in light of the unremediated material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements as disclosed in our Registration Statement on Form S-1 dated March 24, 2014, our principal executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective. To address this material weakness, the company has taken steps to address the underlying causes of the material weakness as described further in “–Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.” Accordingly, we believe that the consolidated financial statements included in this Annual Report on Form10-K do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those disclosed under “—Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting,” during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

In response to the identified material weakness, our management with oversight from our audit committee, dedicated significant resources to improve our internal control over financial reporting and to remediate the identified material weakness. Our efforts are ongoing and are focused on strengthening the company’s control environment and organizational structure primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, enhancing and segregating duties within our accounting and finance department, and enhancing our internal review procedures during the financial statement close process. As we continue to evaluate and work to improve our internal control over financial reporting, we may implement additional measures to address the identified material weakness or to modify the remediation plan.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our investor relations website.

We will post any amendments to, or waivers from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

The other information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2015	OPOWER, INC.

	By:	/s/ Daniel Yates
Daniel Yates
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Yates and Thomas Kramer, and each of them, his or her true and lawful attorneys in fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys in fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Yates Daniel Yates	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/s/ Thomas G. Kramer Thomas G. Kramer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2015

/s/ Alex Laskey Alex Laskey	Director	March 13, 2015

/s/ Mark McLaughlin Mark McLaughlin	Director	March 13, 2015

/s/ Dipchand Nishar Dipchand Nishar	Director	March 13, 2015

/s/ Gene Riechers Gene Riechers	Director	March 13, 2015

/s/ Marcus Ryu Marcus Ryu	Director	March 13, 2015

/s/ Jon Sakoda Jon Sakoda	Director	March 13, 2015

/s/ Harry Weller Harry Weller	Director	March 13, 2015

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	May 15, 2014

3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	March 3, 2014

4.1	Form of common stock certificate of the Registrant.	S-1/A	10.12	March 24, 2014

4.2	Amended and Restated Investors’ Rights Agreement, dated November 24, 2010, by and among the Registrant and certain of its stockholders.	S-1	4.2	March 3, 2014

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	March 3, 2014

10.2#	Amended and Restated 2007 Stock Plan, as amended, and forms of agreement thereunder.	S-1	10.2	March 3, 2014

10.3#	2014 Stock Incentive Plan and forms of agreement thereunder.	S-1	10.3	March 3, 2014

10.4#	Senior Executive Cash Incentive Bonus Plan	S-1	10.4	March 3, 2014

10.5	Deed of Lease between the Registrant and MEPT Courthouse Tower, LLC dated November 3, 2010.	S-1	10.5	March 3, 2014

10.5.1	First Amendment to Deed of Lease between the Registrant and MEPT Courthouse Tower, LLC dated March 21, 2014.	10-Q	10.1	May 15, 2014

10.6#	Offer Letter between the Registrant and Alexander Laskey dated September 21, 2011.	S-1	10.6	March 3, 2014

10.7#	Employment Agreement between the Registrant and Thomas Kramer dated November 14, 2011.	S-1	10.7	March 3, 2014

10.9#	Offer Letter between the Registrant and Jeremy Kirsch dated September 21, 2011.	S-1	10.9	March 3, 2014

10.9.1#	Offer Letter between the Registrant and Jeremy Kirsch dated June 10, 2008.	Filed herewith	—	—

10.10#	Offer Letter between the Registrant and Rick McPhee dated February 4, 2012.	S-1	10.10	March 3, 2014

21.1	Subsidiary of the Registrant.	S-1	21.1	March 3, 2014

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	Filed herewith	—	—

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	—	—

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—	—

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	—	—

101.INS	XBRL Instance Document	Filed herewith	—	—

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	—	—

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	—	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	—	—

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	—	—

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	—	—

#	Indicates management contract or compensatory plan, contract or agreement.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.