Form 10-Q
period 2015-03-31
OPOWER, INC.
filed 2015-05-14
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On April 30, 2015, 51,012,044 shares of the registrant’s Common Stock, $0.000005 par value, were issued and outstanding.

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

OPOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2014	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$125,725	$127,395
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2014 and March 31, 2015	36,295	18,614
Prepaid expenses and other current assets	4,654	5,526

Total current assets	166,674	151,535
Property and equipment, net	17,672	18,402
Other assets	151	239

Total assets	$184,497	$170,176

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,400	$1,958
Accrued expenses	6,367	5,761
Deferred revenue	61,989	56,725
Accrued compensation and benefits	8,337	6,626
Other current liabilities	2,091	1,781

Total current liabilities	80,184	72,851
Deferred revenue	2,280	1,422
Other liabilities	1,232	906

Total liabilities	83,696	75,179

Commitments and contingencies (see Note 5)
Stockholders’ equity:
Preferred stock, par value $0.000005 per share - 25,000 shares authorized; none issued and outstanding as of December 31, 2014 and March 31, 2015	—	—
Common stock, par value $0.000005 per share - 500,000 shares authorized; 50,372 and 50,939 shares issued and outstanding as of December 31, 2014 and March 31, 2015, respectively	—	—
Additional paid-in capital	226,093	231,319
Accumulated deficit	(124,994)	(135,970)
Accumulated other comprehensive loss	(298)	(352)

Total stockholders’ equity	100,801	94,997

Total liabilities and stockholders’ equity	$184,497	$170,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenue:
Subscription	$26,191	$30,386
Services	2,382	3,035

Total revenue	28,573	33,421
Cost of revenue:
Subscription	6,836	8,430
Services	3,099	3,584

Total cost of revenue	9,935	12,014
Gross profit	18,638	21,407
Operating expenses:
Sales and marketing	11,999	14,501
Research and development	10,754	12,213
General and administrative	3,218	4,575

Total operating expenses	25,971	31,289

Operating loss	(7,333)	(9,882)
Other income (expense):
Gain (loss) on foreign currency	295	(1,032)
Interest expense	(66)	(1)
Other, net	168	(4)

Loss before income taxes	(6,936)	(10,919)
Provision for income taxes	44	55

Net loss	$(6,980)	$(10,974)

Weighted-average common stock outstanding:
Basic and diluted	22,002	50,523
Net loss per share:
Basic and diluted	$(0.32)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Net loss	$(6,980)	$(10,974)
Other comprehensive loss
Foreign currency translation	(167)	(60)
Unrealized gain (loss) on hedge transactions, net	21	6

Total other comprehensive loss	(146)	(54)

Total comprehensive loss	$(7,126)	$(11,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Operating Activities
Net loss	$(6,980)	$(10,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,347	2,520
Stock-based compensation expense	1,662	5,004
Other	97	1,036
Changes in operating assets and liabilities:
Accounts receivable	(3,067)	17,437
Prepaid expenses and other current assets	(883)	(882)
Other assets	(166)	(87)
Accounts payable	(96)	585
Accrued expenses	506	(1,177)
Accrued compensation and benefits	375	(1,686)
Deferred revenue	5,298	(6,124)
Other liabilities	(226)	(376)

Net cash provided by (used in) operating activities	(2,133)	5,276

Investing Activities
Additions to property and equipment	(2,038)	(2,366)

Net cash used in investing activities	(2,038)	(2,366)

Financing Activities
Proceeds from issuance of common stock	1,251	835
Taxes paid related to net share settlement of equity awards	—	(1,135)
Payment of offering costs	(296)	—
Principal payments on capital lease obligations	(84)	(110)

Net cash provided by (used in) financing activities	871	(410)

Effect of exchange rate changes on cash and cash equivalents	(36)	(830)
Net increase (decrease) in cash and cash equivalents	(3,336)	1,670
Cash and cash equivalents, beginning of period	28,819	125,725

Cash and cash equivalents, end of period	$25,483	$127,395

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$2	$254
Cash paid for interest	5	6
Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$40	$570
Capitalized stock-based compensation	24	321
Vesting of common stock subject to repurchase	274	101
Accrued deferred offering costs	434	—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Opower and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For the condensed consolidated statements of operations for the three months ended March 31, 2014, to conform to the current year’s presentation, we separated revenue into subscription revenue and services revenue and cost of revenue into cost of revenue — subscription and cost of revenue — services. This change had no impact on total revenue or total cost of revenue.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015. There have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		December 31, 2014	March 31, 2015
	2014	2015
Customer A	*	14%	10%	18%
Customer B	11%	*	*	13%
Customer C	*	*	17%	*

*	= Represented less than 10%

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

Revenue Recognition

The Company derives its revenue from contractual agreements with utility providers based on subscriptions and services provided to those utilities, which include analyzing data provided by the utilities and using that data to encourage utility customers to reduce energy consumption and improve satisfaction. The Company generates substantially all of its revenue from subscriptions to its cloud-based data analytics platform and services to its customers.

Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers. Revenue for subscription fees is recognized ratably over the contract term beginning on the date the service is available to the customer, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to five years.

Service fees cover specific services performed for our utility customers, which may include program enablement services, research, program customizations and training, custom development on top of the Company’s software platform, as well as services provided by third party providers for which the Company is the principal in the arrangement with the customer. Setup fees, which tend not to provide stand-alone value, are deferred and recognized ratably over the expected customer relationship period, which is generally the greater of four years or the contract period. Services revenues are generally recognized over the term of the contract, or on a completed contract basis for deliverables that are determined to be separate units of accounting.

Cost of Revenue

Cost of revenue for subscriptions generally consists of information services necessary to perform data analysis, the costs of data center capacity, employee-related expenses, including salaries, benefits and stock-based compensation related to operating and servicing our internal applications, channel delivery fees, including printing and mailing for delivery of reports to utility customers, and amortization of internally capitalized software that delivers our services. In addition, we allocate a portion of overhead costs, including rent, information technology and employee benefit costs, to cost of revenue.

Cost of revenue for services primarily consists of personnel costs, including salaries, benefits and stock-based compensation, allocated overhead, and third-party costs.

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

Operating Segment

Operating segments are defined as components of a business that can earn revenue and incur expenses, and for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker (“CODM”) to decide how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as one operating segment.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for the Company on January 1, 2016, with early adoption permitted. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. As issued, the new revenue recognition rules were to become effective January 1, 2017, with no early adoption permitted. In April 2015, the FASB proposed a deferral of the effective date to January 1, 2018, with early adoption permitted as of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014				March 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1):
Money market funds(2)	$108,274	$108,274	—	—	$114,887	$114,887	—	—

Total	$108,274	$108,274	—	—	$114,887	$114,887	—	—

Liabilities:
Foreign currency derivative contracts	$2	$—	$2	$—	$—	$—	$—	$—

Total	$2	$—	$2	$—	$—	$—	$—	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.
(2)	Money market funds associated with the Company’s overnight investment sweep account.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	March 31,
	2014	2015
Equipment	$7,748	$8,272
Software	19,574	22,216
Furniture and fixtures	337	337
Leasehold improvements	2,594	2,684

Total property and equipment	$30,253	$33,509
Accumulated depreciation and amortization	(12,581)	(15,107)

Total property and equipment, net	$17,672	$18,402

As of December 31, 2014 and March 31, 2015, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.7 million and $1.7 million, respectively. Accumulated depreciation related to this computer equipment was $0.7 million and $0.8 million as of December 31, 2014 and March 31, 2015, respectively. Interest expense for the three months ended March 31, 2014 and 2015 was immaterial. As of December 31, 2014 and March 31, 2015, the total capital lease obligation was $1.0 million and $0.9 million, respectively, and recorded on the consolidated balance sheets as a component of other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the three months ended March 31, 2014 and 2015, the Company capitalized $1.1 million and $2.4 million of these software development costs, respectively. The net book value of capitalized internal use software was $11.6 million and $12.2 million as of December 31, 2014 and March 31, 2015, respectively. Amortization expense related to capitalized internal-use software was $0.8 million and $1.8 million for the three months ended March 31, 2014 and 2015, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2015
Subscription	$509	$1,095
Services	38	60
Sales and marketing	46	108
Research and development	592	1,212
General and administrative	162	45

Total	$1,347	$2,520

5. Commitments and Contingencies

Operating and Capital Leases

The Company leases office space in the United States and other international locations. All leases are non-cancelable operating lease agreements that expire at various dates through 2018 and include renewal options.

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

A summary of lease commitments as of March 31, 2015 is as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2015 (April - December)	$4,302	$447
2016	4,935	406
2017	2,804	63
2018	470	—

	12,511	916

Less:
Amounts representing interest	—	41

Total lease obligations	$12,511	$875

Rent expense under operating leases was $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2015, respectively.

Letters of Credit

As of December 31, 2014 and March 31, 2015, the Company had outstanding letters of credit totaling $1.3 million in connection with securing its leased office space. The outstanding amounts for the Arlington, Virginia and San Francisco, California offices are $0.6 million and $0.7 million, respectively, and both letters of credit remain outstanding as of March 31, 2015.

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

6. Stockholders’ Equity

The Company had two classes of stock authorized as of December 31, 2014 and March 31, 2015, preferred stock and common stock.

Undesignated Preferred Stock

The Company is authorized to issue 25.0 million shares of preferred stock. As of December 31, 2014 and March 31, 2015, there were no preferred shares issued and outstanding.

Common Stock

The Company is authorized to issue 500.0 million shares of common stock. As of December 31, 2014 and March 31, 2015, there were 50.4 million and 50.9 million shares of common stock issued and outstanding, respectively. Common stock is issued from the pool of authorized stock upon the exercise of stock options or vesting of restricted stock.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive loss is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The Company’s other comprehensive loss consists of foreign currency translation adjustments resulting from the translation of the Company’s foreign subsidiaries whose functional currency is their respective local currency, as well as any unrealized gains or losses on the Company’s unsettled foreign currency derivative contracts.

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign currency translation	Foreign currency derivative instruments	Accumulated other comprehensive loss
Balance as of December 31, 2014	$(242)	$(56)	$(298)

Other comprehensive income (loss) before reclassifications	(60)	13	(47)
Reclassifications to net income	—	(7)	(7)

Other comprehensive income (loss)	(60)	6	(54)

Balance as of March 31, 2015	$(302)	$(50)	$(352)

Gains and losses on cash flow hedges are recognized in the consolidated statements of operations in revenue.

7. Stock-Based Compensation

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2015 is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2014	5,815	$4.40	7.3	$57,715
Granted	—	—
Exercised	(414)	2.01
Forfeited	(81)	9.04

Balance at March 31, 2015	5,320	$4.52	7.0	$32,022

Vested and expected to vest after March 31, 2015	5,182	$4.45	7.0	$31,435
Exercisable at March 31, 2015	3,997	$4.79	6.8	$25,054

(1)	Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options.

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2014 and March 31, 2015, unvested stock options subject to repurchase were 0.2 million and 0.1 million, respectively, at an aggregate exercise price of $0.4 million and $0.3 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Three Months Ended March 31,
	2014	2015
Total fair value of stock options granted	$434	$—
Total fair value of shares vested	1,306	1,288
Total intrinsic value of stock options exercised	9,003	4,242
Cash received from stock options exercised	1,251	835

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2015 is summarized in the following table (in thousands, except time period and per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	2,838	$16.77	6.4	$40,391
Granted	812	15.14
Released	(230)	16.75
Forfeited	(150)	16.62

Balance at March 31, 2015	3,270	$16.37	6.4	$33,136

Vested and expected to vest after March 31, 2015	2,879	$16.34	6.4	$29,167

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations within the following line items (in thousands):

	Three Months Ended March 31,
	2014	2015
Subscription	$15	$147
Services	64	265
Sales and marketing	749	1,888
Research and development	297	1,658
General and administrative	537	1,046

Total	$1,662	$5,004

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted-average remaining amortization period at March 31, 2015 related to our non-vested stock options and RSU awards is presented below (in thousands, except time period amounts):

	As of March 31, 2015
	Unrecognized Expense	Weighted-Average Amortization Period (Years)
Restricted Stock Units	$37,686	2.7
Stock Options	11,730	2.5

	$49,416

8. Income Taxes

For the three months ended March 31, 2014 and 2015, the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The Company has evaluated the positive and negative evidence bearing upon the ability of its deferred tax assets to be realized. Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s domestic deferred tax assets would not be fully realized. Accordingly, the domestic deferred tax assets have been fully reserved at December 31, 2014 and March 31, 2015.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

9. Net Income (Loss) Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. Upon the closing of the IPO in April 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend was paid on common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of common stock subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months ended March 31, 2014 were not allocated to these participating securities.

The following table summarizes the calculation of the Company’s basic and diluted net loss per share under the two-class method attributable to common stockholders for the three months ended March 31, 2014 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2015
Numerator:
Net loss	$(6,980)	$(10,974)
Non-cumulative dividends to preferred stockholders	—	—

Net loss attributable to common stockholders	$(6,980)	$(10,974)

Denominator:
Weighted-average common stock outstanding, basic	22,002	50,523
Effect of potentially dilutive stock options and restricted stock units	—	—

Weighted-average common stock outstanding, diluted	22,002	50,523

Net loss per share, basic and diluted	$(0.32)	$(0.22)

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2015
Convertible preferred stock	19,247	—
Stock options	7,166	5,320
Restricted stock units	1,552	3,270
Common stock subject to repurchase	324	108

	28,289	8,698

For periods prior to the IPO, the Company excluded the convertible preferred stock and convertible note payable from the calculation of diluted net loss per share attributable to common stockholders because the conversion was contingent on future events.

10. Geographic Information

Revenue generated for customers located in the United States was approximately 86% and 89% of revenue for the three months ended March 31, 2014 and 2015, respectively.

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

Overview

Opower is a leading provider of cloud-based software to the utility industry. Utilities use our platform to deliver key customer-facing applications that reduce energy demand and improve satisfaction. Our software analyzes energy data and presents personalized insights designed to motivate reductions in energy consumption, lower cost-to-serve and improve customer sentiment. The utility industry is large and cloud-based software has not yet deeply penetrated this industry. We believe that we are uniquely positioned to use state of the art software to transform the way the utility industry engages its customers.

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

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2012, 2013 and 2014, our revenue was $51.8 million, $88.7 million and $128.4 million, respectively, and for the three months ended March 31, 2014 and 2015, our revenue was $28.6 million and $33.4 million, respectively. This represents revenue growth of 45% for our most recent fiscal year. Our net losses for the years ended December 31, 2012, 2013 and 2014 were $12.3 million, $14.2 million and $41.8 million, respectively, and our net losses for the three months ended March 31, 2014 and 2015 were $7.0 million and $11.0 million, respectively. We have grown from 162 employees as of December 31, 2010 to 571 employees as of March 31, 2015.

Key Factors Affecting Our Performance

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunity is large and underpenetrated and we will continue to invest significantly in sales and marketing to grow our customer base, expand with existing customers, grow internationally and drive additional revenue. We also expect to invest in research and development to enhance our platform and develop complementary solutions. To support our expected growth and the requirements of a public company, we plan to invest in other operational and administrative functions.

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

	Three Months Ended March 31,
	2014	2015
	(Dollars in thousands)
Financial Metrics:
Revenues	$28,573	$33,421
Period-over-period percentage increase		17%
Adjusted EBITDA(1)	$(4,324)	$(2,358)

(1)	Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “— Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed adjusted EBITDA, a non-GAAP financial measure. We define adjusted EBITDA as net loss adjusted to exclude our income tax provision, other income (expense), including interest, depreciation and amortization and stock-based compensation.

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

	Three Months Ended March 31,
	2014	2015
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(6,980)	$(10,974)
Provision for income taxes	44	55
Other (income) expense, including interest	(397)	1,037
Depreciation and amortization	1,347	2,520
Stock-based compensation	1,662	5,004

Adjusted EBITDA	$(4,324)	$(2,358)

Basis of Presentation

Revenue

We offer subscriptions to our cloud-based data analytics platform and deliver services to our customers. We derive our revenue from fees for these subscriptions and services.

Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers. Revenue for subscription fees is recognized ratably over the contract term beginning on the date the service is available to the customer, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to five years.

Service fees cover specific services performed for our utility customers, which may include program enablement services, research, program customizations and training, custom development on top of our software platform, as well as services provided by third party providers for which we are the principal in the arrangement with the customer. Setup fees, which tend not to provide stand-alone value, are deferred and recognized ratably over the expected customer relationship period, which is generally the greater of four years or the contract period. Revenue from services is generally recognized over the term of the contract, or on a completed contract basis for deliverables that are determined to be separate units of accounting.

Our fees are generally non-refundable once billed and are generally collected in advance of service delivery. We record amounts that have been billed as deferred revenue. Because payment terms vary by contract, the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time.

Cost of Revenue

Cost of revenue for subscription primarily consists of information services necessary to perform data analysis, the costs of data center capacity, employee-related expenses, including salaries, benefits and stock-based compensation related to implementing, operating and servicing our internal applications, channel delivery fees, including printing and mailing for delivery of reports to utility customers, and amortization of internally capitalized software that delivers our services. In addition, we allocate a portion of overhead costs, including rent, information technology and employee benefit costs, to cost of revenue.

Cost of revenue for services primarily consists of personnel costs, including salaries, benefits and stock-based compensation, allocated overhead, and third-party costs.

Our cost of revenue for subscriptions and services is expensed as incurred. However, the related revenue for delivery of our services is deferred until commencement of delivery services and is recognized ratably over the related subscription term. Therefore, costs associated with delivering these services are not always expensed in the same period in which revenue is recognized. In particular, the costs of implementing and configuring our software will typically be recognized in advance of the related setup fees, though such fees are typically billed before they are incurred. As a result, customer costs tend to be higher in the initial subscription year of a program based on the effort required to develop system integrations and match customer data and gross margin may vary in periods where large new contracts are being implemented.

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

We expect our general and administrative expenses to increase as we continue to expand our operations, hire additional personnel and transition from a private to a public company. As we continue to operate as a public entity, we expect to incur additional expense related to increased accounting and auditing services, increased outside counsel assistance, increased compliance requirements, including filings with the SEC, and enhancing our internal control environment.

Other Income and Expenses. Other income and expenses consist primarily of interest income, sublease income, interest expense and gains and losses related to foreign currency transactions. Interest income is income received primarily from deposits of cash and cash equivalents. Sublease income is related to an office sublease arrangement. Interest expense relates to interest incurred related to capital equipment leasing and on our note payable, which was converted to shares of common stock upon the closing of our IPO. Foreign exchange gains and losses relate to transactions denominated in currencies other than the functional currency of our entities.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2014	2015
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$26,191	$30,386
Services	2,382	3,035

Total revenue	28,573	33,421
Cost of revenue(1):
Subscription	6,836	8,430
Services	3,099	3,584

Total cost of revenue	9,935	12,014
Gross profit	18,638	21,407
Operating expenses(1):
Sales and marketing	11,999	14,501
Research and development	10,754	12,213
General and administrative	3,218	4,575

Total operating expenses	25,971	31,289

Operating loss	(7,333)	(9,882)
Other income (expense), net	397	(1,037)

Loss before income taxes	(6,936)	(10,919)
Provision for income taxes	44	55

Net loss	$(6,980)	$(10,974)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2014	2015
	(In thousands)
Subscription	$15	$147
Services	64	265
Sales and marketing	749	1,888
Research and development	297	1,658
General and administrative	537	1,046

Total stock-based compensation	$1,662	$5,004

	Three Months Ended March 31,
	2014	2015
Percentage of Revenue:
Cost of revenue	35%	36%
Gross profit	65%	64%
Operating expenses:
Sales and marketing	42%	43%
Research and development	38%	37%
General and administrative	11%	14%

Total operating expenses	91%	94%

Operating loss	-26%	-30%
Other income (expense), net	1%	-3%

Loss before income taxes	-25%	-33%
Provision for income taxes	0%	0%

Net loss	-25%	-33%

Revenue

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$26,191	$30,386	$4,195	16%
Services	2,382	3,035	653	27%

Total revenue	$28,573	$33,421	$4,848	17%

Subscription. Subscription revenue for the three months ended March 31, 2015 increased by $4.2 million to $30.4 million, or 16.0%, compared to $26.2 million for the three months ended March 31, 2014. Subscription revenue increased as a result of the expansion of programs with existing customers and increased customer penetration as compared to the same period in the prior year. Revenue earned from expansions with existing customers increased by $6.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. We increased customer penetration by expanding the number of households and businesses on previously deployed solutions and by cross selling additional products to existing customers. Revenue from new customers contributed $7.6 million for the three months ended March 31, 2015 as compared to $9.9 million in the three months ended March 31, 2014. This was driven by the Company’s focus on expanding existing customer programs and supplementing those programs with new products.

Services. Services revenue for the three months ended March 31, 2015 increased by $0.7 million, or 27%, compared to the three months ended March 31, 2014. Services revenue increased as a result of increased customer penetration from program customizations in particular which accounted for $0.6 million of the overall increase.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Cost of revenue:
Subscription	$6,836	$8,430	$1,594	23%
Services	3,099	3,584	485	16%

Total cost of revenue	$9,935	$12,014	$2,079	21%
Gross profit	$18,638	$21,407	$2,769	15%
Gross margin	65%	64%

Subscription. The increase in cost of sales for subscription was attributable to a $0.6 million increase in amortization expense related to capitalized internal-use software costs due to continued investment in internal-use software. The increase was also driven by an increase of $0.5 million in report costs due to a higher volume of reports sent for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Personnel related costs increased by $0.3 million for the three months ended March 31, 2015 as compared to March 31, 2014 due to increased headcount.

Services. The increase in cost of sales for services was primarily attributable to a $0.4 million increase in personnel-related costs, mainly driven by an increase in headcount.

We expect both subscription and services expenses to increase in absolute dollars in the near and long term, as we continue to increase the size of this market both domestically and internationally. Additionally, we expect non-headcount driven expenses will increase as we increase sales of services both domestically and internationally.

Sales and Marketing

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$11,999	$14,501	$2,502	21%
Percentage of revenue	42%	43%

The increase in sales and marketing expense was primarily attributable to a $2.2 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From March 31, 2014 to March 31, 2015, the headcount of our sales and marketing staff increased, which drove a $1.1 million increase in salary and related expenses. Stock-based compensation expense increased $1.1 million, primarily related to the recognition of compensation cost for restricted stock units.

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

Research and Development

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Research and development	$10,754	$12,213	$1,459	14%
Percentage of revenue	38%	37%

The increase in research and development expense was primarily attributable to a $2.3 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From March 31, 2014 to March 31, 2015, the headcount of our research and development staff increased, which drove a $0.9 million increase in salary and related expenses. Stock-based compensation expense increased $1.4 million primarily related to the recognition of compensation cost for restricted stock units. These increases were partially offset by a $0.9 million increase in the amount of research and development costs qualifying for capitalization as internal use software for the three months ended March 31, 2015.

We expect research and development expenses will increase in absolute dollars as we continue to invest in new product capabilities and focus on developing our products for international markets, which may involve different requirements than domestic markets.

General and Administrative

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
General and administrative	$3,218	$4,575	$1,357	42%
Percentage of revenue	11%	14%

The increase in general and administrative expense was primarily attributable to a $1.2 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From March 31, 2014 to March 31, 2015, the headcount of our general and administrative staff increased, which drove a $0.7 million increase in salary and related expenses. Stock-based compensation expense increased $0.5 million primarily related to the recognition of compensation cost for restricted stock units. Insurance costs increased by $0.2 million as compared to the prior year, partially offset by a $0.2 million decrease in financial services for the same period.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to invest in our infrastructure with a greater number of employees. Additionally, general and administrative expenses are likely to increase further related to costs necessary to operate as a public company.

Other Income (Expense), Net

	Three Months Ended March 31,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$397	$(1,037)	$(1,434)	-361%
Percentage of revenue	1%	-3%

Other income (expense), net, decreased primarily as a result of the recognition of foreign currency gains of $0.3 million for the three months ended March 31, 2014, as compared to the recognition of foreign currency losses of $1.0 million for the three months ended March 31, 2015. The losses were primarily a result of the fluctuations in the value of the Canadian Dollar and the Euro in relation to the U.S. Dollar.

Liquidity and Capital Resources

As of March 31, 2015, our principal source of liquidity was cash and cash equivalents of $127.4 million, which were held for working capital purposes. Since our inception, we have financed our operations primarily through private placements of preferred stock, customer payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations, a convertible note and our IPO.

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

We have a revolving credit facility of $15.0 million. The facility contains various covenants that limit our other indebtedness, investments, liens and transactions. In addition, the facility contains financial covenants that require a minimum adjusted quick ratio and minimum cash balances. As of March 31, 2015, we were in compliance with each of these financial covenants and have not yet drawn on the facility.

We believe our current cash and cash equivalents, cash flows from operations and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2015
	(In thousands)
Net cash provided by (used in) operating activities	$(2,133)	$5,276
Net cash used in investing activities	(2,038)	(2,366)
Net cash provided by (used in) financing activities	871	(410)
Effect of foreign exchange rate changes on cash and equivalents	(36)	(830)

Net increase (decrease) in cash and cash equivalents	$(3,336)	$1,670

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $5.3 million, as compared to net cash used in operating activities of $2.1 million during the same period in 2014. Cash provided by operating activities for the three months ended March 31, 2015 was primarily related to collections of accounts receivable, partially offset by a $9.0 million decrease in deferred revenue and accrued costs. Cash used in operations for the three months ended March 31, 2014 was primarily related to an increase in accounts receivable and a $3.9 million net loss after adjustments for non-cash items, partially offset by a $5.3 million increase in deferred revenue.

As we increase investments in sales and marketing and research and development, we expect that we will experience a net usage of cash flows from operations for 2015.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $2.4 million, as compared to $2.0 million during the same period in 2014. The primary use of cash in investing activities for both periods was the purchase of equipment and compensation expense for employees and consultants relating to the development of capitalized software for internal use.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 was $0.4 million, as compared to net cash provided by financing activities of $0.9 million during the same period in 2014. Cash used in financing activities for the three months ended March 31, 2015 consisted primarily of $1.1 million in tax payments related to net share settlements of equity awards, partially offset by $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2014 was primarily related to $1.3 million in proceeds from the issuance of common stock upon the exercise of stock options, partially offset by $0.3 million in payments of IPO costs.

Application of Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accounting policies, methods and estimates are an integral part of the preparation of consolidated financial statements in accordance with U.S. GAAP and, in part, are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the consolidated financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	Revenue recognition;

•	Stock-based compensation; and

•	Income taxes.

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015 for a more complete discussion of our critical accounting policies and estimates.

Commitments

As of December 31, 2014 and March 31, 2015, we had outstanding letters of credit totaling $1.3 million in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through April 2018.

Our principal commitments primarily consist of obligations under leases for office space and obligations under capital leases for equipment. As of March 31, 2015, the future non-cancelable minimum payments under these commitments were as follows:

			Years Ended December 31
	Total	Nine Months Ended December 31, 2015	2016	2017	2018
Facilities leases	$12,511	$4,302	$4,935	$2,804	$470
Capital lease obligations	916	447	406	63	—

Total	$13,427	$4,749	$5,341	$2,867	$470

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and the Canadian Dollar. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% fluctuation of foreign currency exchange rates would have an immaterial effect on our financial position. We have hedged a portion of our contracts, but have not instituted a full hedging program. We expect our international operations to continue to grow in the near term, and we are continually monitoring our foreign currency exposure to determine when we should expand the hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate and Market Sensitivity

We had cash and cash equivalents of $127.4 million as of March 31, 2015. Cash equivalents primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flow to be materially affected by an immediate change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the unremediated material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective. To address this material weakness, the company has taken steps to address the underlying causes of the material weakness as described further in “— Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those disclosed under “— Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting,” during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date, with an accumulated deficit of $136.0 million as of March 31, 2015. For the years ended December 31, 2012, 2013 and 2014, we incurred net losses of $12.3 million, $14.2 million, and $41.8 million, respectively, and for the three months ended March 31, 2014 and 2015, we incurred net losses of $7.0 million and $11.0 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective customers that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

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

We continue to invest in new product offerings and the success of those offerings is uncertain. A few examples of such product development challenges are:

•	Over the last three years, we have invested significant resources in developing applications that work with thermostats sold by third parties. Sales of this offering did not grow as quickly as we had anticipated. We have yet to see a significant return from that investment, as our development and sales growth has been slowed by market challenges. As a result, we have suspended further development of our thermostat offering. These challenges may continue, and our investment in this area may not yield returns.

•	We have invested significant resources in an offering tailored specially for small and medium-sized businesses. The market for this offering is unproven, and our ability to successfully deliver the results our customers seek is uncertain.

•	We have invested considerable resources in developing a demand response offering. While the early results have been promising, it is possible that the market could be smaller than we have expected or that our product will not function as intended.

•	We have invested in adapting our products for international markets, where energy is often sold competitively. Customer and utility expectations vary widely in these markets and it is possible that our products may be less successful in international and competitive markets. For example, in 2014 we experienced two non-renewals with international customers, saw slower sales growth in Europe and found that use of our energy efficiency product to drive utility customer retention was less effective in international markets than we hoped. We may experience additional difficulty adapting our products and solutions for international markets.

•	We also have other products in development; it is possible that none of those products will prove to be successful.

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

For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three clients, National Grid, PG&E and Exelon each representing more than 10% of our total revenue at 14%, 13% and 11%, respectively. For the year ended December 31, 2014, our ten largest customers by revenue represented 63% of our total revenue, with two clients, Exelon and National Grid, each representing at least 10% of our total revenue at 12% and 10%, respectively. For the three months ended March 31, 2015, our ten largest customers by revenue represented 63% of our total revenue, with one client, Exelon, representing 14% of our total revenue. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, are subject to delay. Our customers may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances. We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection or purchasing behavior of our utility customers could significantly decrease our sales.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 162 employees as of December 31, 2010 to 571 employees as of March 31, 2015. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. We anticipate further growth in headcount will be required to address increases in our solution offerings and continued expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business and results of operations may suffer.

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

The security measures we have adopted may not function as expected or may prove insufficient to detect unauthorized activity and prevent or minimize (i) security breaches, (ii) the unauthorized collection, use and disclosure of personal data or other information, or (iii) loss, theft or corruption of information or personal data by parties entrusted with it. As a result, our products and solutions and the third-party products and solutions we utilize may be subject to significant real or perceived security breaches and other unauthorized collection, use, or disclosure of personal data or other information.

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

Any real or perceived security breach, or data leak affecting us, our customers or regarding information similar to the type we collect, or the unauthorized collection, use or disclosure of information or personal data could harm our reputation and result in significant legal and financial exposure, including increased remediation costs and security protection costs, inhibit market acceptance of our products and solutions, halt or delay the deployment by utilities of our products and solutions, cause us to lose customers, harm our reputation, trigger unfavorable legislation and regulatory action, or inhibit the growth of the overall market for new products and solutions being sold to the utility industry. Any of these risks could harm our business, financial condition and results of operations.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and, other than our experience operating in the United Kingdom, Canada, France, Sweden, Australia, Hong Kong, Japan and New Zealand, we have limited experience entering new geographic markets. We operate a subsidiary in Odessa, Ukraine, which we formed to expand our research and development workforce. Ukraine is experiencing significant unrest, which has escalated into an armed conflict with Russia. In addition, the United States and other countries have placed economic sanctions on the Crimea region of Ukraine and numerous individuals and businesses in Ukraine. Additional sanctions are possible as the situation continues. The conflict and associated sanctions may impact our operations, which would in turn compromise our ability to develop our products at the pace and cost that we desire. In addition, the World Bank ranks Ukraine among the bottom half of countries with regulatory environments favorable to starting and operating a local business. This difficult regulatory environment may result in operational delays and regulatory compliance burdens that we may not be able to meet. Therefore, this and other international efforts may not be successful. International sales and operations are subject to risks such as:

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

We make telephone calls and send emails and text messages as part of our solutions. The United States regulates marketing by telephone, text message and email. The Telephone Consumer Protection Act prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitation on making phone calls and sending text messages to consumers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and our customers may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with energy consumers and impair our ability to expand the use of our solutions, including our demand response solution, to more customers. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, there has been an increase over the past year in litigation alleging violations of laws relating to telemarketing. If we or our customers become subject to such litigation, it could result in substantial costs to our business and impair our ability to expand the use of our solutions.

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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to ‘‘opt out’’ of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We have identified a material weakness in our internal control over financial reporting. Although we expect to make every effort to address this material weakness, we may find that we are unable to remediate this deficiency in our control environment, which could reduce the reliability of our financial reporting, harm investor confidence in our company and affect the value of our common stock.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we and our independent registered public accounting firm identified a material weakness in the design and operation of our internal control over financial reporting. The material weakness relates to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements during this period. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of April 30, 2015, our executive officers and directors and entities that are affiliated with them beneficially owned, in the aggregate, 51% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our IPO in April 2014 at a price of $19.00 per share, our closing stock price has ranged from $8.81 to $25.23 through May 8, 2015. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of April 30, 2015, we had 51,012,044 shares of common stock outstanding.

In addition, we have filed registration statements to register the 8,525,935 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting periods, such shares of common stock issued upon exercise of outstanding options or settlement of restricted stock units will be available for immediate resale in the United States in the open market.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

Date: May 14, 2015	OPOWER, INC.

	By:	/s/ Thomas G. Kramer
Thomas G. Kramer
Chief Financial Officer
(Principal Financial and Accounting Officer)