Form 10-Q
period 2015-06-30
OPOWER, INC.
filed 2015-08-13
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 31, 2015, 51,467,104 shares of the registrant’s Common Stock, $0.000005 par value, were issued and outstanding.

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

OPOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2014	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$125,725	$120,535
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2014 and June 30, 2015	36,295	24,163
Prepaid expenses and other current assets	4,654	5,607

Total current assets	166,674	150,305

Property and equipment, net	17,672	18,262
Other assets	151	369

Total assets	$184,497	$168,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,400	$1,274
Accrued expenses	6,367	6,196
Deferred revenue	61,989	61,083
Accrued compensation and benefits	8,337	8,369
Other current liabilities	2,091	1,998

Total current liabilities	80,184	78,920

Deferred revenue	2,280	796
Other liabilities	1,232	634

Total liabilities	83,696	80,350

Commitments and contingencies (see Note 6)

Stockholders’ equity:
Preferred stock, par value $0.000005 per share — 25,000 shares authorized; none issued and outstanding as of December 31, 2014 and June 30, 2015	—	—

Common stock, par value $0.000005 per share — 500,000 shares authorized; 50,372 and 51,374 shares issued and outstanding as of December 31, 2014 and June 30, 2015, respectively	—	—
Additional paid-in capital	226,093	236,876
Accumulated deficit	(124,994)	(147,995)
Accumulated other comprehensive loss	(298)	(295)

Total stockholders’ equity	100,801	88,586

Total liabilities and stockholders’ equity	$184,497	$168,936

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue:
Subscription	$28,458	$32,164	$54,649	$62,550
Services	2,789	3,623	5,171	6,658

Total revenue	31,247	35,787	59,820	69,208

Cost of revenue:
Subscription	7,772	9,853	14,608	18,283
Services	3,001	4,099	6,100	7,683

Total cost of revenue	10,773	13,952	20,708	25,966

Gross profit	20,474	21,835	39,112	43,242

Operating expenses:
Sales and marketing	17,379	15,519	29,378	30,020
Research and development	12,200	13,722	22,954	25,935
General and administrative	5,551	4,714	8,769	9,289

Total operating expenses	35,130	33,955	61,101	65,244

Operating loss	(14,656)	(12,120)	(21,989)	(22,002)

Other income (expense):
Gain (loss) on foreign currency	(133)	146	162	(886)
Interest expense	(19)	(11)	(85)	(12)
Other, net	(25)	16	143	12

Loss before income taxes	(14,833)	(11,969)	(21,769)	(22,888)
Provision for (benefit from) income taxes	(28)	56	16	111

Net loss	$(14,805)	$(12,025)	$(21,785)	$(22,999)

Weighted-average common stock outstanding:
Basic and diluted	46,370	51,075	34,253	50,801

Net loss per share:
Basic and diluted	$(0.32)	$(0.24)	$(0.64)	$(0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss	$(14,805)	$(12,025)	$(21,785)	$(22,999)

Other comprehensive income (loss):
Foreign currency translation	218	45	51	(15)
Unrealized gain on hedge transactions, net	20	12	41	18

Total other comprehensive income (loss)	238	57	92	3

Total comprehensive loss	$(14,567)	$(11,968)	$(21,693)	$(22,996)

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Operating Activities
Net loss	$(21,785)	$(22,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,989	5,166
Stock-based compensation expense	10,938	11,003
Other	323	879

Changes in operating assets and liabilities:
Accounts receivable	(4,274)	12,014
Prepaid expenses and other current assets	(1,049)	(974)
Other assets	(51)	(107)
Accounts payable	278	(187)
Accrued expenses	652	(880)
Accrued compensation and benefits	1,607	39
Deferred revenue	11,569	(2,386)
Other liabilities	(177)	(139)

Net cash provided by operating activities	1,020	1,429

Investing Activities
Additions to property and equipment	(5,011)	(4,319)

Net cash used in investing activities	(5,011)	(4,319)

Financing Activities
Proceeds from issuance of common stock	1,451	1,408
Proceeds from initial public offering, net of underwriting discounts and commissions	123,955	—
Payment of offering costs	(1,337)	—
Taxes paid related to net share settlement of equity awards	—	(2,683)
Payment of debt issuance costs	—	(96)
Principal payments on capital lease obligations	(242)	(306)

Net cash provided by (used in) financing activities	123,827	(1,677)

Effect of exchange rate changes on cash and cash equivalents	19	(623)

Net increase (decrease) in cash and cash equivalents	119,855	(5,190)
Cash and cash equivalents, beginning of period	28,819	125,725

Cash and cash equivalents, end of period	$148,674	$120,535

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$7	$264
Cash paid for interest	35	26

Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$195	$691
Capitalized stock-based compensation	487	752
Vesting of common stock subject to repurchase	499	201
Accrued deferred offering costs	638	—
Conversion of convertible preferred stock into common stock	67,693	—
Conversion of convertible debt into common stock	2,996	—

The accompanying notes are an integral part of these condensed consolidated financial statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Opower and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For the condensed consolidated statements of operations for the three and six months ended June 30, 2014, to conform to the current year’s presentation, we separated revenue into subscription revenue and services revenue and cost of revenue into cost of revenue — subscription and cost of revenue — services. This change had no impact on total revenue or total cost of revenue.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue			Revenue			Accounts Receivable
	Three Months Ended June 30,			Six Months Ended June 30,			December 31, 2014	June 30, 2015
	2014	2015		2014	2015
Customer A	12%	15%		11%	14%		10%	23%
Customer B	10%		*	11%		*	*		*
Customer C	*		*	*		*	17%		*

*	= Represented less than 10%

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

Revenue Recognition

The Company derives its revenue from contractual agreements with utility providers based on subscriptions and services provided to those utilities, which include analyzing data provided by the utilities and using that data to encourage utility customers to reduce energy consumption or improve satisfaction or both. The Company generates substantially all of its revenue from subscriptions to its cloud-based data analytics platform and services to its customers.

Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers. Revenue for subscription fees is generally recognized ratably over the contract term beginning on the date the service is available to the customer, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to five years.

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

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as a separate element of stockholders’ equity and are excluded from net loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on hedge transactions.

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-05, Intangibles — Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for the Company on January 1, 2016, with early adoption permitted. The standard allows entities to apply the standard retrospectively or prospectively for all new transactions entered into or materially modified after the date of adoption. The Company is currently evaluating the effect that ASU 2015-05 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for the Company on January 1, 2016, with early adoption permitted. The Company does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. As issued, the new revenue recognition rules were to become effective January 1, 2017, with no early adoption permitted. In April 2015, the FASB proposed a deferral of the effective date to January 1, 2018, with early adoption permitted as of January 1, 2017. In July 2015, the FASB finalized the one-year deferral of the new revenue standard. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014				June 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents(1):
Money market funds(2)	$108,274	$108,274	$—	$—	$109,191	$109,191	$—	$—

Total	$108,274	$108,274	$—	$—	$109,191	$109,191	$—	$—

Liabilities:
Foreign currency derivative contracts	$2	$—	$2	$—	$—	$—	$—	$—

Total	$2	$—	$2	$—	$—	$—	$—	$—

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets
(2)	Money market funds associated with the Company’s overnight investment sweep account

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Equipment	$7,748	$8,395
Software	19,574	24,229
Furniture and fixtures	337	374
Leasehold improvements	2,594	2,797

Total property and equipment	$30,253	$35,795
Accumulated depreciation and amortization	(12,581)	(17,533)

Total property and equipment, net	$17,672	$18,262

As of December 31, 2014 and June 30, 2015, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.7 million and $1.7 million, respectively. Accumulated depreciation related to this computer equipment was $0.7 million and $1.0 million as of December 31, 2014 and June 30, 2015, respectively. Interest expense for the three months and six months ended June 30, 2014 and 2015 was immaterial. As of December 31, 2014 and June 30, 2015, the total capital lease obligation was $1.0 million and $0.7 million, respectively, and recorded on the consolidated balance sheets as a component of other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the three months ended June 30, 2014 and 2015, the Company capitalized $2.8 million and $2.5 million of these software development costs, respectively. During the six months ended June 30, 2014 and 2015, the Company capitalized $3.9 million and $4.9 million of these software development costs, respectively. The net book value of capitalized internal use software was $11.6 million and $12.9 million as of December 31, 2014 and June 30, 2015, respectively. Amortization expense related to capitalized internal-use software was $1.0 million and $1.9 million for the three months ended June 30, 2014 and 2015, respectively, and $1.8 million and $3.6 million for the six months ended June 30, 2014 and 2015, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Subscription	$650	$1,150	$1,159	$2,245
Services	51	56	89	116
Sales and marketing	101	119	147	227
Research and development	792	1,275	1,384	2,487
General and administrative	48	46	210	91

Total	$1,642	$2,646	$2,989	$5,166

5. Debt

In June 2015, the Company renewed its revolving line of credit with Silicon Valley Bank (“SVB”) for three years, maturing June 2018, and increased the availability to $30.0 million. The amount of borrowings available under the agreement at any time may not exceed 80% of eligible accounts receivable at such time and any amounts borrowed are collateralized by substantially all of the Company’s assets. Amounts drawn under the revolving line will accrue interest at either the prime rate or the LIBOR plus 250 basis points, at the Company’s election for each draw. The agreement contains customary financial covenants and other affirmative and negative covenants. The agreement also includes a financial covenant requiring the Company to maintain a minimum Adjusted EBITDA. As of June 30, 2015, the Company had no balance outstanding under this agreement and was in compliance with all financial and non-financial covenants.

6. Commitments and Contingencies

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

A summary of lease commitments as of June 30, 2015 is as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2015 (July — December)	$2,986	$299
2016	5,035	407
2017	2,804	64
2018	470	—

	11,295	770

Less:
Amounts representing interest	—	30

Total lease obligations	$11,295	$740

Rent expense under operating leases was $1.1 million and $1.6 million for the three months ended June 30, 2014 and 2015, respectively, and $2.2 million and $2.7 million for the six months ended June 30, 2014 and 2015, respectively.

Letters of Credit

As of December 31, 2014 and June 30, 2015, the Company had outstanding letters of credit totaling $1.3 million in connection with securing its leased office space. The outstanding amounts for the Arlington, Virginia and San Francisco, California offices are $0.6 million and $0.7 million, respectively, and both letters of credit remain outstanding as of June 30, 2015.

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

7. Stockholders’ Equity

The Company had two classes of stock authorized as of December 31, 2014 and June 30, 2015, preferred stock and common stock.

Undesignated Preferred Stock

The Company is authorized to issue 25.0 million shares of preferred stock. As of December 31, 2014 and June 30, 2015, there were no preferred shares issued and outstanding.

Common Stock

The Company is authorized to issue 500.0 million shares of common stock. As of December 31, 2014 and June 30, 2015, there were 50.4 million and 51.4 million shares of common stock issued and outstanding, respectively. Common stock is issued from the pool of authorized stock upon the exercise of stock options or vesting of restricted stock.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive loss is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments resulting from the translation of the Company’s foreign subsidiaries whose functional currency is their respective local currency, as well as any unrealized gains or losses on the Company’s foreign currency derivative contracts.

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign currency translation	Foreign currency derivative instruments	Accumulated other comprehensive loss
Balance as of December 31, 2014	$(242)	$(56)	$(298)

Other comprehensive income (loss) before reclassifications	(15)	—	(15)
Reclassifications to net income	—	18	18

Other comprehensive income (loss)	(15)	18	3

Balance as of June 30, 2015	$(257)	$(38)	$(295)

Gains and losses on cash flow hedges are recognized in the consolidated statements of operations in revenue.

8. Stock-Based Compensation

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2015 is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Balance at December 31, 2014	5,815	$4.40	7.3	$57,715
Exercised	(620)	2.27
Forfeited	(270)	5.93

Balance at June 30, 2015	4,925	$4.59	6.7	$35,605

Vested and expected to vest after June 30, 2015	4,829	$4.51	6.7	$35,196
Exercisable at June 30, 2015	3,961	$4.07	6.5	$29,983

(1)	Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options.

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2014 and June 30, 2015, unvested stock options subject to repurchase were 0.2 million and 0.1 million, respectively, at an aggregate exercise price of $0.4 million and $0.2 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Total fair value of stock options granted	$—	$—	$435	$—
Total fair value of shares vested	1,542	1,175	2,820	2,450
Total intrinsic value of stock options exercised	1,112	1,738	10,115	5,980
Cash received from stock options exercised	195	573	1,451	1,408

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2015 is summarized in the following table (in thousands, except time period and per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	2,838	$16.77	6.4	$40,391
Granted	1,675	12.77
Released	(584)	16.09
Forfeited	(388)	16.03

Balance at June 30, 2015	3,541	$15.07	6.3	$40,774

Vested and expected to vest after June 30, 2015	3,132	$15.02	6.3	$36,052

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations within the following line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Subscription	$105	$235	$120	$382
Services	429	365	493	630
Sales and marketing	4,226	2,380	4,975	4,268
Research and development	2,596	2,032	2,893	3,690
General and administrative	1,920	987	2,457	2,033

Total	$9,276	$5,999	$10,938	$11,003

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted-average remaining amortization period at June 30, 2015 related to our non-vested stock options and RSU awards is presented below (in thousands, except time period amounts):

	As of June 30, 2015
	Unrecognized Expense	Weighted-Average Amortization Period (Years)
Restricted Stock Units	$37,953	2.5
Stock Options	10,419	2.5

	$48,372

9. Income Taxes

For the three months and six months ended June 30, 2014 and 2015, the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The Company has evaluated the positive and negative evidence bearing upon the ability of its deferred tax assets to be realized. Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s domestic deferred tax assets would not be fully realized. Accordingly, the domestic deferred tax assets have been fully reserved at December 31, 2014 and June 30, 2015.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

10. Net Income (Loss) Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. Upon the closing of the IPO in April 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend was paid on common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of common stock subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months and six months ended June 30, 2014 and 2015 were not allocated to these participating securities.

The following table summarizes the calculation of the Company’s basic and diluted net loss per share under the two-class method attributable to common stockholders for the three months and six months ended June 30, 2014 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Numerator:
Net loss	$(14,805)	$(12,025)	$(21,785)	$(22,999)
Non-cumulative dividends to preferred stockholders	—	—	—	—

Net loss attributable to common stockholders	$(14,805)	$(12,025)	$(21,785)	$(22,999)

Denominator:
Weighted-average common stock outstanding, basic	46,370	51,075	34,253	50,801
Effect of potentially dilutive stock options and restricted stock units	—	—	—	—

Weighted-average common stock outstanding, diluted	46,370	51,075	34,253	50,801

Net loss per share, basic and diluted	$(0.32)	$(0.24)	$(0.64)	$(0.45)

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	June 30,
	2014	2015
Stock options	7,017	4,925
Restricted stock units	1,904	3,541
Common stock subject to repurchase	259	62

	9,180	8,528

11. Geographic Information

Revenue generated for customers located in the United States was approximately 86% and 92% of revenue for the three months ended June 30, 2014 and 2015, respectively, and approximately 86% and 90% of revenue for the six months ended June 30, 2014 and 2015, respectively.

12. Subsequent Event

In July 2015, the Company transferred $80.0 million from cash and cash equivalents to short-term investments, consisting of commercial paper, certificates of deposit, U.S. treasury securities, and corporate debt securities. Short-term investments will be classified as available-for-sale securities.

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

Overview

Opower is a leading provider of cloud-based software to the utility industry. Utilities use our platform to deliver key customer-facing applications that reduce energy demand and improve satisfaction. Our software analyzes energy data and presents personalized insights designed to motivate reductions in energy consumption, lower cost-to-serve and improve customer sentiment. The utility industry is large and cloud-based software has not yet deeply penetrated this industry. We believe that we are uniquely positioned to use state-of-the-art software to transform the way the utility industry engages its customers.

We can embed our solutions within utilities’ websites, mobile applications and customer service interfaces, and deliver individualized communications to customers including emails, text messages, automated phone calls and mail. In the design of these consumer touch points, we apply behavioral science insights to actionable patterns identified by our proprietary data analytics engine, which analyzes hundreds of billions of energy usage data points. We generate revenue from utilities by selling primarily multi-year subscriptions to our software. As of December 31, 2014, we served 98 utility customers in nine countries.

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

We deliver our solutions to utilities through our cloud-based platform. New customers typically contract with us for one to five years and renew for one year or more.

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

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2012, 2013 and 2014, our revenue was $51.8 million, $88.7 million and $128.4 million, respectively, and for the six months ended June 30, 2014 and 2015, our revenue was $59.8 million and $69.2 million, respectively. Our net losses for the years ended December 31, 2012, 2013 and 2014 were $12.3 million, $14.2 million and $41.8 million, respectively, and our net losses for the six months ended June 30, 2014 and 2015 were $21.8 million and $23.0 million, respectively. We have grown from 162 employees as of December 31, 2010 to 588 employees as of June 30, 2015.

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

Adding New Utility Customers. Our customer base is a key indicator of our market penetration, growth and future revenue. We believe that we are positioned to grow significantly for many years to come. With 98 customers as of December 31, 2014, we believe we have a substantial opportunity to expand our number of utility customers in the coming years. The number of new customers signed may vary period to period for several reasons, including the long length and variability of our sales cycle.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Financial Metrics:
Revenues	$31,247	$35,787	$59,820	$69,208
Period-over-period percentage increase		15%		16%
Adjusted EBITDA(1)	$(3,738)	$(3,475)	$(8,062)	$(5,833)

(1)	Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “— Non-GAAP Financial Measures.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(In thousands)		(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(14,805)	$(12,025)	$(21,785)	$(22,999)
Provision for (benefit from) income taxes	(28)	56	16	111
Other (income) expense, including interest	177	(151)	(220)	886
Depreciation and amortization	1,642	2,646	2,989	5,166
Stock-based compensation	9,276	5,999	10,938	11,003

Adjusted EBITDA	$(3,738)	$(3,475)	$(8,062)	$(5,833)

Basis of Presentation

Revenue

We offer subscriptions to our cloud-based data analytics platform and deliver services to our customers. We derive our revenue from fees for these subscriptions and services.

Subscription fees primarily pay for the ongoing integration of utility data typically into our software platform and the analysis and presentation of this data to energy consumers. Revenue for subscription fees is generally recognized ratably over the contract term beginning on the date the service is available to the customer, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to five years.

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

Our cost of revenue for subscriptions and services is expensed as incurred. However, the related revenue for delivery of our services is deferred until commencement of delivery services and is recognized ratably over the related subscription term. Therefore, costs associated with delivering these services are not always expensed in the same period in which revenue is recognized. In particular, the costs of implementing and configuring our software are typically recognized in advance of the related setup fees, though such fees are typically billed before they are incurred. As a result, customer costs tend to be higher in the initial subscription year of a program based on the effort required to develop system integrations and match customer data and gross margin may vary in periods where large new contracts are being implemented.

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

We intend to continue to invest in sales and marketing activities to expand our business domestically and internationally. We expect to hire additional sales personnel in the United States and internationally. We also intend to expand our sales offices globally, including in the United Kingdom, Singapore and Japan. As we scale our sales and marketing activities in the short-to-medium term, we expect these expenses to increase in absolute dollars as well as a percentage of revenue.

Research and Development. Research and development costs consist primarily of personnel and related expenses, including salaries, benefits and stock-based compensation, research and development consulting fees and allocated overhead. Development costs other than those qualifying for capitalization as internally developed software are expensed as incurred.

Our research efforts focus on improving our understanding of the way in which energy consumers use energy and the ways in which the behaviors of those users can be influenced. Additionally, development efforts have focused on creating a scalable data analytics platform with the capability of capturing, analyzing and reporting on large amounts of data captured in small intervals. We also continue to focus development efforts on adding new features and applications, and enhancing the functionality of our platform. In the short-term, we expect research and development expenses to increase in absolute dollars, as we add new platform functionality and expand our system infrastructure, but remain relatively constant as a percentage of revenue. In the long-term, we expect research and development to decline as a percentage of revenue as we realize benefits of scale.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel and transition from a private to a public company. As we continue to operate as a public entity, we expect to incur additional expense related to increased accounting and auditing services, increased outside counsel assistance, increased compliance requirements, including filings with the SEC, and enhancing our internal control environment. Over the long-term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended June 30,
	2014	2015
	(In thousands)
Revenue:
Subscription	$28,458	$32,164
Services	2,789	3,623

Total revenue	31,247	35,787
Cost of revenue(1):
Subscription	7,772	9,853
Services	3,001	4,099

Total cost of revenue	10,773	13,952

Gross profit	20,474	21,835

Operating expenses(1):
Sales and marketing	17,379	15,519
Research and development	12,200	13,722
General and administrative	5,551	4,714

Total operating expenses	35,130	33,955

Operating loss	(14,656)	(12,120)
Other income (expense), net	(177)	151

Loss before income taxes	(14,833)	(11,969)
Provision for (benefit from) income taxes	(28)	56

Net loss	$(14,805)	$(12,025)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended June 30,
	2014	2015
	(In thousands)
Subscription	$105	$235
Services	429	365
Sales and marketing	4,226	2,380
Research and development	2,596	2,032
General and administrative	1,920	987

Total stock-based compensation	$9,276	$5,999

	Three Months Ended June 30,
	2014	2015
	% of total revenue
Revenue:
Subscription	91%	90%
Services	9%	10%

Total revenue	100%	100%
Cost of revenue:
Subscription	25%	28%
Services	10%	11%

Total cost of revenue	35%	39%
Gross profit	65%	61%

Operating expenses:
Sales and marketing	56%	43%
Research and development	39%	38%
General and administrative	18%	13%

Total operating expenses	113%	94%

Operating loss	-48%	-33%
Other income (expense), net	-1%	0%

Loss before income taxes	-49%	-33%
Provision for (benefit from) income taxes	0%	0%

Net loss	-49%	-33%

Revenue

	Three Months Ended June 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$28,458	91%	$32,164	90%	$3,706	13%
Services	2,789	9%	3,623	10%	834	30%

Total revenue	$31,247	100%	$35,787	100%	$4,540	15%

Subscription. Subscription revenue increased as a result of the expansion of programs with existing customers and increased customer penetration. Revenue earned from expansions with existing customers increased by $5.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. We increased customer penetration by expanding the number of households and businesses on previously deployed solutions and by cross-selling additional products to existing customers. Revenue from new customers contributed $7.6 million for the three months ended June 30, 2015 as compared to $9.5 million for the three months ended June 30, 2014. This was driven by our focus on expanding existing customer programs and supplementing those programs with new products. International revenue was 14% and 8% of revenue for the quarters ended June 30, 2014 and June 30, 2015, respectively. While we expect international revenue to grow as a percentage of total revenue in the long term, we expect international revenue as a percentage of total revenue to decrease in 2015 as compared to 2014.

Services. Services revenue for the three months ended June 30, 2015 increased by $0.8 million, or 30%, compared to the three months ended June 30, 2014. Services revenue increased as a result of increased customer penetration in particular from program customizations which accounted for $0.7 million of the overall increase.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Cost of revenue:
Subscription	$7,772	25%	$9,853	28%	$2,081	27%
Gross margin	73%		69%

Services	3,001	10%	4,099	11%	1,098	37%
Gross margin	-8%		-13%

Total revenue	$10,773	35%	$13,952	39%	$3,179	30%

Subscription. The increase in cost of revenue for subscription was mainly driven by an increase of $0.7 million in report costs due to a higher volume of reports sent for the three months ended June 30, 2015. Additionally, there was a $0.4 million increase in amortization expense related to capitalized internal-use software costs due to our continued investment in internal-use software, as well as a $0.3 million increase in personnel-related costs for the three months ended June 30, 2015 as compared to the same period in 2014 due to an increase in headcount.

Services. The increase in cost of revenue for services was primarily attributable to a $0.8 million increase in third-party and consultant costs for the three months ended June 30, 2015. Personnel-related costs increased by $0.3 million for the three months ended June 30, 2015 as compared to the same period in 2014 due to an increase in headcount.

We expect both subscription and services expenses to increase in absolute dollars in the near and long term, as we continue to increase the size of this market both domestically and internationally. Additionally, we expect non-headcount driven expenses will increase as we increase sales of services both domestically and internationally.

Sales and Marketing

	Three Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$17,379	$15,519	$(1,860)	-11%
% of total revenue	56%	43%

The decrease in sales and marketing expense was primarily attributable to a $1.8 million decrease in stock-based compensation expense. We recognized a significant amount of stock-based compensation expense for our performance-based restricted stock units upon the completion of our IPO during the second quarter of 2014.

We expect sales and marketing expenses to increase in absolute dollars in the near-to-medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers. Over the long-term, we expect sales and marketing expenses to decline as a percentage of revenue as we achieve scale.

Research and Development

	Three Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Research and development	$12,200	$13,722	$1,522	12%
% of total revenue	39%	38%

The increase in research and development expense was primarily attributable to a $0.8 million increase in employee compensation costs. The remaining variance is driven by a $0.5 million increase in depreciation expense for capitalized software.

We expect research and development expenses will increase in absolute dollars in the near-to-medium term as we continue to invest in new product capabilities, add new platform functionality and expand our system infrastructure. Over the long-term, we expect research and development expenses to decline as a percentage of revenue as we achieve scale.

General and Administrative

	Three Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
General and administrative	$5,551	$4,714	$(837)	-15%
% of total revenue	18%	13%

The decrease in general and administrative expense was primarily attributable to a $0.9 million decrease in recognition of stock-based compensation expense. We recognized a significant amount of stock-based compensation expense for our performance-based restricted stock units upon the completion of our IPO during the second quarter of 2014.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to expand our operations and hire additional personnel. Additionally, general and administrative expenses are likely to increase due to the additional compliance costs necessary to operate as a public company, such as those related to filings with the SEC and the enhancement of our internal control environment. Over the long-term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

Other Income (Expense), Net

	Three Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(177)	$151	$328	-185%
% of total revenue	-1%	0%

Other income (expense), net, increased primarily as a result of the recognition of foreign currency losses of $0.1 million for the three months ended June 30, 2014, as compared to the recognition of foreign currency gains of $0.1 million for the three months ended June 30, 2015. The gains were primarily a result of fluctuations in the value of the Canadian Dollar, Euro, and British Pound in relation to the U.S. Dollar during the second quarter of 2015 compared to the second quarter of 2014.

Comparison of the Six Months Ended June 30, 2014 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Six Months Ended June 30,
	2014	2015
	(In thousands)
Revenue:
Subscription	$54,649	$62,550
Services	5,171	6,658

Total revenue	59,820	69,208
Cost of revenue(1):
Subscription	14,608	18,283
Services	6,100	7,683

Total cost of revenue	20,708	25,966

Gross profit	39,112	43,242

Operating expenses(1):
Sales and marketing	29,378	30,020
Research and development	22,954	25,935
General and administrative	8,769	9,289

Total operating expenses	61,101	65,244

Operating loss	(21,989)	(22,002)
Other income (expense), net	220	(886)

Loss before income taxes	(21,769)	(22,888)
Provision for income taxes	16	111

Net loss	$(21,785)	$(22,999)

(1)	Stock-based compensation was allocated as follows:

	Six Months Ended June 30,
	2014	2015
	(In thousands)
Subscription	$120	$382
Services	493	630
Sales and marketing	4,975	4,268
Research and development	2,893	3,690
General and administrative	2,457	2,033

Total stock-based compensation	$10,938	$11,003

	Six Months Ended June 30,
	2014	2015
	% of total revenue
Revenue:
Subscription	91%	90%
Services	9%	10%

Total revenue	100%	100%
Cost of revenue:
Subscription	24%	26%
Services	10%	11%

Total cost of revenue	34%	37%

Gross profit	66%	63%
Operating expenses:
Sales and marketing	49%	43%
Research and development	38%	37%
General and administrative	15%	13%

Total operating expenses	102%	93%

Operating loss	-36%	-30%
Other income (expense), net	0%	-1%

Loss before income taxes	-36%	-31%
Provision for income taxes	0%	0%

Net loss	-36%	-31%

Revenue

	Six Months Ended June 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$54,649	91%	$62,550	90%	$7,901	14%
Services	5,171	9%	6,658	10%	1,487	29%

Total revenue	$59,820	100%	$69,208	100%	$9,388	16%

Subscription. Subscription revenue increased as a result of the expansion of programs with existing customers and increased customer penetration. Revenue earned from expansions with existing customers increased by $12.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. We increased customer penetration by expanding the number of households and businesses on previously deployed solutions and by cross-selling additional products to existing customers. Revenue from new customers contributed $15.2 million for the six months ended June 30, 2015 as compared to $19.3 million for the six months ended June 30, 2014. This was driven by our focus on expanding existing customer programs and supplementing those programs with new products. International revenue was 13% and 9% of revenue for the six months ended June 30, 2014 and June 30, 2015, respectively. While we expect international revenue to grow as a percentage of total revenue in the long term, we expect international revenue as a percentage of total revenue to decrease in 2015 as compared to 2014.

Services. Services revenue increased as a result of increased customer penetration in particular from program customizations which accounted for $1.5 million of the overall increase.

Cost of Revenue, Gross Profit and Gross Margin

	Six Months Ended June 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$14,608	24%	$18,283	26%	$3,675	25%
Gross margin	73%		71%

Services	6,100	10%	7,683	11%	1,583	26%
Gross margin	-18%		-15%

Total revenue	$20,708	34%	$25,966	37%	$5,258	25%

Subscription. The increase in cost of revenue for subscription was mainly driven by an increase of $1.2 million in report costs due to a higher volume of reports sent for the six months ended June 30, 2015. Additionally, there was a $0.9 million increase in amortization expense related to capitalized internal-use software costs due to our continued investment in internal-use software, as well as a $0.8 million increase in personnel costs for the six months ended June 30, 2015 as compared the same period in 2014 due to an increase in headcount.

Services. The increase in cost of sales for services was primarily attributable to a $1.1 million increase in third-party and consultant costs for the six months ended June 30, 2015. Personnel-related costs increased by $0.5 million for the six months ended June 30, 2015 as compared to the same period in 2014 due to an increase in headcount.

We expect both subscription and services expenses to increase in absolute dollars in the near and long term, as we continue to increase the size of this market both domestically and internationally. Additionally, we expect non-headcount driven expenses will increase as we increase sales of services both domestically and internationally.

Sales and Marketing

	Six Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$29,378	$30,020	$642	2%
% of total revenue	49%	43%

The increase in sales and marketing expense was primarily attributable to a $1.1 million increase in employee compensation costs. The increases were partially offset by a $0.7 million decrease in stock-based compensation expense.

We expect sales and marketing expenses to increase in absolute dollars in the near-to-medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers. Over the long-term, we expect sales and marketing expenses to decline as a percentage of revenue as we achieve scale.

Research and Development

	Six Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Research and development	$22,954	$25,935	$2,981	13%
% of total revenue	38%	37%

The increase in research and development expense was primarily attributable to a $1.7 million increase in employee compensation costs, as well as a $1.1 million increase in depreciation expense for capitalized software.

We expect research and development expenses will increase in absolute dollars in the near-to-medium term as we continue to invest in new product capabilities, add new platform functionality and expand our system infrastructure. Over the long-term, we expect research and development expenses to decline as a percentage of revenue as we achieve scale.

General and Administrative

	Six Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
General and administrative	$8,769	$9,289	$520	6%
% of total revenue	15%	13%

The increase in general and administrative expense was primarily attributable to a $1.0 million increase in employee compensation costs. The increase was partially offset by a $0.4 million decrease in stock-based compensation expense.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to expand our operations and hire additional personnel. Additionally, general and administrative expenses are likely to increase due to the additional compliance costs necessary to operate as a public company, such as those related to filings with the SEC and the enhancement of our internal control environment. Over the long-term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

Other Income (Expense), Net

	Six Months Ended June 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$220	$(886)	$(1,106)	-503%
% of total revenue	0%	-1%

Other income (expense), net, decreased primarily as a result of the recognition of foreign currency gains of $0.2 million for the six months ended June 30, 2014, as compared to the recognition of foreign currency losses of $0.9 million for the six months ended June 30, 2015. The losses were primarily a result of the fluctuations in the value of the Canadian Dollar and the Euro in relation to the U.S. Dollar.

Liquidity and Capital Resources

As of June 30, 2015, our principal source of liquidity was cash and cash equivalents of $120.5 million, which were held for working capital purposes. Since our inception, we have financed our operations primarily through private placements of preferred stock, customer payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations, a convertible note and our IPO.

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

In June 2015, we executed an amendment to our revolving credit facility that increased the availability from $15.0 million to $30.0 million. The credit facility contains financial covenants that require a minimum adjusted quick ratio and compliance with quarterly Adjusted EBITDA targets. In addition, the credit facility contains various negative covenants that limit our other indebtedness, investments, liens and transactions. As of June 30, 2015, we were in compliance with each of these financial covenants and have not yet drawn on the facility.

We believe our current cash and cash equivalents, cash flows from operations and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2015
	(In thousands)
Net cash provided by operating activities	$1,020	$1,429
Net cash used in investing activities	(5,011)	(4,319)
Net cash provided by (used in) financing activities	123,827	(1,677)
Effect of exchange rate changes on cash and equivalents	19	(623)

Net increase (decrease) in cash and cash equivalents	$119,855	$(5,190)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $1.4 million, as compared to $1.0 million for the same period in 2014. The $0.4 million increase was primarily related to a $1.6 million lower net loss after adjustments for non-cash items, partially offset by a $1.2 million decrease in cash provided by operating assets and liabilities. The decrease in working capital activity was mainly due to changes deferred revenue, partially offset by an decrease in accounts receivable.

As we increase investments in sales and marketing and research and development, we expect that we will experience a net usage of cash flows from operations for 2015.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2015 was $4.3 million, as compared to $5.0 million for the same period in 2014. The primary use of cash in investing activities for both periods was the purchase of equipment and cash compensation for employees and consultants relating to the development of capitalized software for internal use.

Financing Activities

Net cash used in financing activities for the three months ended June 30, 2015 was $1.7 million, as compared to net cash provided by financing activities of $123.8 million for the same period in 2014. The decrease is due to the $122.6 million in net proceeds we received in connection with the IPO during the six months ended June 30, 2014, as well as an additional $2.7 million in tax payments related to net share settlements of equity awards during the six months ended June 30, 2015.

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

There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC for a more complete discussion of our critical accounting policies and estimates.

Commitments

As of December 31, 2014 and June 30, 2015, we had outstanding letters of credit totaling $1.3 million in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through April 2018.

Our principal commitments primarily consist of obligations under leases for office space and obligations under capital leases for equipment. As of June 30, 2015, the future non-cancelable minimum payments under these commitments were as follows:

	Total	Six Months Ended December 31, 2015	Years Ended December 31,
			2016	2017	2018
Facilities leases	$11,295	$2,986	$5,035	$2,804	$470
Capital lease obligations	770	299	407	64	—

Total	$12,065	$3,285	$5,442	$2,868	$470

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound Sterling, Japanese Yen and the Canadian Dollar. Although we have experienced and will continue to experience fluctuations in our net income as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% fluctuation of foreign currency exchange rates would have an immaterial effect on our financial position. We hedged a portion of our contracts, but have not instituted a full hedging program. We expect our international operations to continue to grow in the near term, and we are continually monitoring our foreign currency exposure to determine when we should expand the hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate and Market Sensitivity

We had cash and cash equivalents of $120.5 million as of June 30, 2015. Cash equivalents primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our results of operations or cash flow to be materially affected by an immediate change in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the unremediated material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective. To address this material weakness, the company has taken steps to address the underlying causes of the material weakness as described further in “— Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

We have incurred significant losses to date, with an accumulated deficit of $148.0 million as of June 30, 2015. For the years ended December 31, 2012, 2013 and 2014, we incurred net losses of $12.3 million, $14.2 million, and $41.8 million, respectively, and for the six months ended June 30, 2014 and 2015, we incurred net losses of $21.8 million and $23.0 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective customers that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

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

We continue to invest in new product offerings and the success of those offerings is uncertain. A few examples of such product development challenges are:

•	Over the last three years, we have invested significant resources in developing applications that work with thermostats sold by third parties. Sales of this offering did not grow as quickly as we had anticipated. We have yet to see a significant return from that investment, as our development and sales growth has been slowed by market challenges. As a result, we have suspended further development of our thermostat offering. These challenges may continue, and our investment in this area may not yield returns.

•	We have invested significant resources in an offering tailored specially for small and medium-sized businesses. The market for this offering is unproven, and our ability to successfully deliver the results our customers seek is uncertain.

•	We have invested considerable resources in developing a demand response offering. While the early results have been promising, it is possible that the market could be smaller than we have expected or that our product will not function as intended.

•	We have invested in adapting our products for international markets, where energy is often sold competitively. Customer and utility expectations vary widely in these markets and it is possible that our products may be less successful in international and competitive markets. For example, in 2014 we experienced two non-renewals with international customers, saw slower sales growth in Europe and found that use of our energy efficiency product to drive utility customer retention was less effective in international markets than we hoped. We may experience additional difficulty adapting our products and solutions for international markets.

•	We are investing in developing applications that integrate with utilities’ mission-critical operations, such as our Billing Advisor. These mission-critical applications will need to be sold to new buyers within utilities to whom we have not previously sold, and it is uncertain whether these applications or our efforts to sell to these new buyers will prove to be successful.

•	We also have other products in development; it is possible that none of those products will prove to be successful.

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

For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three clients, National Grid, PG&E and Exelon each representing more than 10% of our total revenue at 14%, 13% and 11%, respectively. For the year ended December 31, 2014, our ten largest customers by revenue represented 63% of our total revenue, with two clients, Exelon and National Grid, each representing at least 10% of our total revenue at 12% and 10%, respectively. For the six months ended June 30, 2015, our ten largest customers by revenue represented 62% of our total revenue, with one client, Exelon, representing 14% of our total revenue. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, are subject to delay. Our customers may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances. We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection or purchasing behavior of our utility customers could significantly decrease our sales.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 162 employees as of December 31, 2010 to 588 employees as of June 30, 2015. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage and integrate a significant number of qualified managers and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business and results of operations may suffer.

In addition, to manage the expected growth of our operations, we will need to continue to improve our operational, financial, management and information technology infrastructure. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we are unable to manage our growth successfully, our business and results of operations will be harmed.

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

We make telephone calls and send emails and text messages as part of our solutions. The United States regulates marketing by telephone, text message and email. The Telephone Consumer Protection Act (“TCPA”) prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitation on making phone calls and sending text messages to consumers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and our customers may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with energy consumers and impair our ability to expand the use of our solutions, including our demand response solution, to more customers. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, there has been a recent increase in litigation alleging violations of laws relating to telemarketing and a recent declaratory ruling by the Federal Communications Commission interpreting the TCPA is expected to increase the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we or our customers become subject to such litigation, it could result in substantial costs to our business and impair our ability to expand the use of our solutions.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has not issued an opinion on our internal control over financial reporting. Our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

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

As of July 31, 2015, our executive officers and directors and entities that are affiliated with them beneficially owned, in the aggregate, 50% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our IPO in April 2014 at a price of $19.00 per share, our closing stock price has ranged from $8.81 to $25.23 through August 7, 2015. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of July 31, 2015, we had 51,467,104 shares of common stock outstanding.

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

Date: August 13, 2015	OPOWER, INC.

	By:	/s/ Thomas G. Kramer
Thomas G. Kramer
Chief Financial Officer
(Principal Financial and Accounting Officer)