Form 10-Q
period 2015-09-30
OPOWER, INC.
filed 2015-11-12
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 31, 2015, 51,818,141 shares of the registrant’s Common Stock, $0.000005 par value, were issued and outstanding.

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

PART I—Financial Information

ITEM 1.	Financial Statements

OPOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2014	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$125,725	$38,180
Short-term investments	—	31,395
Accounts receivable, net	36,295	26,343
Prepaid expenses and other current assets	4,654	6,018

Total current assets	166,674	101,936
Long-term investments	—	35,475
Property and equipment, net	17,672	18,472
Other assets	151	333

Total assets	$184,497	$156,216

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,400	$1,495
Accrued expenses	6,367	6,442
Deferred revenue	61,989	53,145
Accrued compensation and benefits	8,337	7,074
Other current liabilities	2,091	1,741

Total current liabilities	80,184	69,897
Deferred revenue	2,280	497
Other liabilities	1,232	511

Total liabilities	83,696	70,905

Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, par value $0.000005 per share—25,000 shares authorized; none issued and outstanding as of December 31, 2014 and September 30, 2015	—	—
Common stock, par value $0.000005 per share—500,000 shares authorized; 50,372 and 51,789 shares issued and outstanding as of December 31, 2014 and September 30, 2015, respectively	—	—
Additional paid-in capital	226,093	241,910
Accumulated deficit	(124,994)	(156,286)
Accumulated other comprehensive loss	(298)	(313)

Total stockholders’ equity	100,801	85,311

Total liabilities and stockholders’ equity	$184,497	$156,216

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue:
Subscription	$29,953	$34,786	$84,602	$97,336
Services	3,821	$4,150	8,992	10,808

Total revenue	33,774	$38,936	93,594	108,144

Cost of revenue:
Subscription	8,506	9,656	23,114	27,939
Services	2,706	4,123	8,806	11,806

Total cost of revenue	11,212	13,779	31,920	39,745

Gross profit	22,562	25,157	61,674	68,399

Operating expenses:
Sales and marketing	14,580	14,538	43,958	44,558
Research and development	11,177	13,857	34,131	39,792
General and administrative	4,241	4,743	13,010	14,032

Total operating expenses	29,998	33,138	91,099	98,382

Operating loss	(7,436)	(7,981)	(29,425)	(29,983)

Other income (expense):
Loss on foreign currency	(853)	(432)	(691)	(1,318)
Interest expense	(14)	(19)	(99)	(31)
Other, net	144	108	287	120

Loss before income taxes	(8,159)	(8,324)	(29,928)	(31,212)
Provision for (benefit from) income taxes	37	(33)	53	78

Net loss	$(8,196)	$(8,291)	$(29,981)	$(31,290)

Weighted-average common stock outstanding:
Basic and diluted	49,091	51,550	39,253	51,053

Net loss per share:
Basic and diluted	$(0.17)	$(0.16)	$(0.76)	$(0.61)

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net loss	$(8,196)	$(8,291)	$(29,981)	$(31,290)

Other comprehensive income (loss):
Foreign currency translation	(89)	(34)	(38)	(49)
Unrealized loss on available-for-sale securities, net	—	(22)	—	(22)
Unrealized gain on hedge transactions, net	31	38	72	56

Total other comprehensive income (loss)	(58)	(18)	34	(15)

Total comprehensive loss	$(8,254)	$(8,309)	$(29,947)	$(31,305)

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2015
Operating Activities
Net loss	$(29,981)	$(31,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,841	7,874
Stock-based compensation expense	15,425	16,339
Other	396	1,422

Changes in operating assets and liabilities:
Accounts receivable	(1,102)	9,819
Prepaid expenses and other current assets	(1,236)	(1,437)
Other assets	62	(81)
Accounts payable	(215)	9
Accrued expenses	1,256	(214)
Accrued compensation and benefits	1,363	(1,241)
Deferred revenue	2,755	(10,665)
Other liabilities	(319)	(351)

Net cash used in operating activities	(6,755)	(9,816)

Investing Activities
Purchases of available-for-sale securities	—	(66,941)
Additions to property and equipment	(8,081)	(7,136)

Net cash used in investing activities	(8,081)	(74,077)

Financing Activities
Proceeds from issuance of common stock	1,777	1,863
Proceeds from initial public offering, net of underwriting discounts and commissions	123,955	—
Payment of offering costs	(1,687)	—
Taxes paid related to net share settlement of equity awards	—	(3,981)
Payment of debt issuance costs	—	(110)
Principal payments on capital lease obligations	(358)	(376)

Net cash provided by (used in) financing activities	123,687	(2,604)

Effect of exchange rate changes on cash and cash equivalents	(105)	(1,048)

Net increase (decrease) in cash and cash equivalents	108,746	(87,545)
Cash and cash equivalents, beginning of period	28,819	125,725

Cash and cash equivalents, end of period	$137,565	$38,180

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$7	$302
Cash paid for interest	52	35

Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	$203	$311
Capitalized stock-based compensation	847	1,238
Vesting of common stock subject to repurchase	682	257
Accrued deferred offering costs	185	—
Conversion of convertible preferred stock into common stock	67,693	—
Conversion of convertible debt into common stock	2,996	—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Opower and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For the condensed consolidated statements of operations for the three and nine months ended September 30, 2014, to conform to the current year’s presentation, we separated revenue into subscription revenue and services revenue and cost of revenue into cost of revenue—subscription and cost of revenue—services. This change had no impact on total revenue or total cost of revenue.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes, except for the inclusion of a policy related to investments.

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

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Investments are classified as available-for-sale at the time of purchase if they are available to support either current or future operations, and the classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Realized gains and losses on sales and maturities of investments are recognized in the consolidated statements of operations in other income (expense).

The Company performs periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable securities until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Other-than-temporary fair value impairments are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. The Company maintains the majority of its cash, cash equivalents and investments with two financial institutions, both of which management believes to be financially sound and with minimal credit risk. The Company’s deposits periodically exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

To manage accounts receivable risk, the Company monitors and evaluates the credit worthiness of its customers and maintains an allowance for doubtful accounts as deemed necessary. Collection efforts from long-established utilities have been historically successful, so the Company believes credit risk to be low.

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue		Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,		Accounts Receivable
	2014	2015	2014	2015	December 31, 2014	September 30, 2015
Customer A	15%	18%	12%	16%	10%	*
Customer B	10%	10%	10%	*	*	*
Customer C	10%	*	*	*	17%	13%
Customer D	*	*	*	*	*	11%

*	= Represented less than 10%

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

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as a separate element of stockholders’ equity and are excluded from net loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments, unrealized gains or losses on available-for-sale securities and unrealized gains or losses on hedge transactions.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. As issued, the new revenue recognition rules were to become effective January 1, 2017, with no early adoption permitted. In April 2015, the FASB proposed a deferral of the effective date to January 1, 2018, with early adoption permitted as of January 1, 2017. In July 2015, the FASB finalized the one-year deferral of the new revenue standard. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for the Company on January 1, 2016, with early adoption permitted. The standard allows entities to apply the standard retrospectively or prospectively for all new transactions entered into or materially modified after the date of adoption. The Company is currently evaluating the effect that ASU 2015-05 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements to provide additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for the Company on January 1, 2016, with early adoption permitted. The Company expects that the adoption of this guidance will not have an impact on its consolidated financial statements.

3. Fair Value Measurement

The following table summarizes the Company’s assets measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	December 31, 2014				September 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2 (2)	Level 3
Assets:
Cash equivalents (1):
Money market funds	$108,274	$108,274			$31,860	$31,860	$—	$—
Corporate notes and bonds	—	—	—	—	750	—	750	—

Total cash equivalents	$108,274	$108,274	$—	$—	$32,610	$31,860	$750	$—
Short-term investments:
Commercial paper	$—	$—	$—	$—	$5,241	$—	$5,241	$—
Corporate notes and bonds	—	—	—	—	24,713	—	24,713	—
Certificates of deposit	—	—	—	—	1,441	—	1,441	—

Total short-term investments	$—	$—	$—	$—	$31,395	$—	$31,395	$—
Long-term investments:
Corporate notes and bonds	$—	$—	$—	$—	$29,914	$—	$29,914	$—
Certificates of deposit	—	—	—	—	1,201	—	1,201	—
U.S. government and agency	—	—	—	—	4,360	—	4,360	—

Total long-term investments	$—	$—	$—	$—	$35,475	$—	$35,475	$—

Total	$108,274	$108,274	$—	$—	$99,480	$31,860	$67,620	$—

(1)	Includes money market funds associated with the Company’s overnight investment sweep account and investments in available-for-sale securities with contractual maturities of three months or less
(2)	All Level 2 instruments are valued using quoted prices for similar instruments

4. Cash Equivalents and Investments

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash equivalents and investments in available-for-sale securities recorded in the consolidated balance sheets (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents (1):
Money market funds	$31,860	$—	$—	$31,860
Corporate notes and bonds	750	—	—	750

Total cash equivalents	$32,610	$—	$—	$32,610
Investments (2):
Commercial paper	$5,241	$—	$—	$5,241
Corporate notes and bonds	54,658	10	(41)	54,627
Certificates of deposit	2,640	2	—	2,642
U.S. government and agency	4,353	7	—	4,360

Total investments	$66,892	$19	$(41)	$66,870

Total cash equivalents and investments	$99,502	$19	$(41)	$99,480

(1)	Includes money market funds associated with the Company’s overnight investment sweep account and investments in available-for-sale securities with contractual maturities of three months or less
(2)	Includes short-term and long-term investments in available-for-sale securities

Unrealized losses related to investments were primarily a result of interest rate fluctuations, and none of the investments held as of September 30, 2015 have been in a continuous unrealized loss position for greater than one year. As of September 30, 2015, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired.

The estimated fair value of the Company’s cash equivalents and investments in available-for-sale securities as of September 30, 2015, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	Less Than 1 Year	1 Year or Greater	Total
Money market funds	$31,860	$—	$31,860
Commercial paper	5,241	—	5,241
Corporate notes and bonds	25,463	29,914	55,377
Certificates of deposit	1,441	1,201	2,642
U.S. government and agency	—	4,360	4,360

Total	$64,005	$35,475	$99,480

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015
Equipment	$7,748	$8,732
Software	19,574	26,799
Furniture and fixtures	337	381
Leasehold improvements	2,594	2,800

Total property and equipment	$30,253	$38,712
Accumulated depreciation and amortization	(12,581)	(20,240)

Total property and equipment, net	$17,672	$18,472

As of December 31, 2014 and September 30, 2015, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.7 million and $1.7 million, respectively. Accumulated depreciation related to this computer equipment was $0.7 million and $1.1 million as of December 31, 2014 and September 30, 2015, respectively. Interest expense for the three months and nine months ended September 30, 2014 and 2015 was immaterial. As of December 31, 2014 and September 30, 2015, the total capital lease obligation was $1.0 million and $0.6 million, respectively, and recorded on the consolidated balance sheets as a component of other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the three months ended September 30, 2014 and 2015, the Company capitalized $3.2 million and $2.4 million of these software development costs, respectively. During the nine months ended September 30, 2014 and 2015, the Company capitalized $7.1 million and $7.3 million of these software development costs, respectively. The net book value of capitalized internal use software was $11.6 million and $13.3 million as of December 31, 2014 and September 30, 2015, respectively. Amortization expense related to capitalized internal-use software was $1.2 million and $1.9 million for the three months ended September 30, 2014 and 2015, respectively, and $3.0 million and $5.6 million for the nine months ended September 30, 2014 and 2015, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Subscription	$725	$1,185	$1,884	$3,430
Services	57	53	146	169
Sales and marketing	123	109	270	336
Research and development	898	1,310	2,282	3,797
General and administrative	49	51	259	142

Total	$1,852	$2,708	$4,841	$7,874

6. Debt

In June 2015, the Company renewed its revolving line of credit with Silicon Valley Bank (“SVB”) for three years, maturing June 2018, and increased the availability to $30.0 million. The borrowing capacity under the revolving line of credit may be limited if certain financial ratios are not maintained. In the event these financial ratios fall below specified levels, the borrowing capacity at that time may not exceed 80% of eligible accounts receivable. Amounts drawn under the revolving line will accrue interest at either the prime rate or the LIBOR plus 250 basis points, at the Company’s election for each draw. Any amounts borrowed are collateralized by substantially all of the Company’s assets.

The agreement contains customary financial covenants and other affirmative and negative covenants. The agreement also includes a financial covenant requiring the Company to maintain a minimum Adjusted EBITDA. As of September 30, 2015, the Company had no balance outstanding under this agreement, was in compliance with all financial and non-financial covenants and had full borrowing capacity available.

7. Commitments and Contingencies

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

A summary of lease commitments as of September 30, 2015 is as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2015 (October – December)	$1,440	$186
2016	5,062	408
2017	2,804	65
2018	470	—

	9,776	659

Less:
Amounts representing interest	—	22

Total lease obligations	$9,776	$637

Rent expense under operating leases was $1.1 million and $1.4 million for the three months ended September 30, 2014 and 2015, respectively, and $3.3 million and $4.1 million for the nine months ended September 30, 2014 and 2015, respectively.

Letters of Credit

As of December 31, 2014 and September 30, 2015, the Company had outstanding letters of credit totaling $1.3 million in connection with securing its leased office space. The outstanding amounts for the Arlington, Virginia and San Francisco, California offices are $0.6 million and $0.7 million, respectively, and both letters of credit remain outstanding as of September 30, 2015.

Contingencies and Indemnifications

In the ordinary course of business, the Company enters into contracts and agreements that may contain representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made in the future, but have not yet been made. The Company has not paid any claims or been required to defend any actions related to indemnification obligations. However, the Company could incur costs in the future as a result of indemnification obligations.

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

In the ordinary course of business, the Company is subject to legal proceedings and claims related to intellectual property, employment, vendors or other business partners. The Company has accrued for estimated losses in the accompanying condensed consolidated financial statements for matters with respect to which it believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Although the outcome of these matters cannot be predicted with certainty, the Company does not believe that the resolution of these matters will have a material adverse effect on the consolidated financial position, future results of operations or cash flows.

8. Stockholders’ Equity

The Company had two classes of stock authorized as of December 31, 2014 and September 30, 2015, preferred stock and common stock.

Undesignated Preferred Stock

The Company is authorized to issue 25.0 million shares of preferred stock. As of December 31, 2014 and September 30, 2015, there were no preferred shares issued and outstanding.

Common Stock

The Company is authorized to issue 500.0 million shares of common stock. As of December 31, 2014 and September 30, 2015, there were 50.4 million and 51.8 million shares of common stock issued and outstanding, respectively. Common stock is issued from the pool of authorized stock upon the exercise of stock options or vesting of restricted stock.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive loss is comprised of certain gains and losses that are excluded from net income under GAAP and instead recorded as a separate element of stockholders’ equity. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments resulting from the translation of the Company’s foreign subsidiaries whose functional currency is their respective local currency, as well as any unrealized gains or losses on the Company’s foreign currency derivative contracts and investments in available-for-sale securities.

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Foreign Currency Derivative Instruments	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(242)	$(56)	$—	$(298)

Other comprehensive income (loss) before reclassifications	(49)	—	(22)	(71)
Reclassifications to net income	—	56	—	56

Other comprehensive income (loss)	(49)	56	(22)	(15)

Balance as of September 30, 2015	$(291)	$—	$(22)	$(313)

9. Stock-Based Compensation

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2015 is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2014	5,815	$4.40	7.3	$57,715
Exercised	(783)	2.39
Forfeited	(357)	7.66

Balance at September 30, 2015	4,675	$4.49	6.4	$22,648

Vested and expected to vest after September 30, 2015	4,619	$4.45	6.4	$22,283
Exercisable at September 30, 2015	3,933	$4.13	6.3	$19,750

(1)	Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options.

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2014 and September 30, 2015, unvested stock options subject to repurchase were 0.2 million and 0.1 million, respectively, at an aggregate exercise price of $0.4 million and $0.1 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Total fair value of stock options granted	$—	$—	$434	$—
Total fair value of shares vested	1,869	1,103	4,689	3,571
Total intrinsic value of stock options exercised	2,897	1,257	13,012	7,236
Cash received from stock options exercised	327	461	1,777	1,863

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2015 is summarized in the following table (in thousands, except time period and per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	2,838	$16.77	6.4	$40,391
Granted	1,944	12.38
Released	(968)	15.61
Forfeited	(628)	15.73

Balance at September 30, 2015	3,186	$14.64	6.1	$28,392

Vested and expected to vest after September 30, 2015	2,731	$14.59	6.1	$24,337

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations within the following line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Subscription	$75	$181	$195	$563
Services	230	331	723	961
Sales and marketing	2,019	2,211	6,994	6,479
Research and development	1,195	1,872	4,088	5,562
General and administrative	968	741	3,425	2,774

Total	$4,487	$5,336	$15,425	$16,339

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted-average remaining amortization period at September 30, 2015 related to our non-vested stock options and RSU awards is presented below (in thousands, except time period amounts):

	As of September 30, 2015
	Unrecognized Expense	Weighted-Average Amortization Period (Years)
Restricted stock units	$32,119	2.4
Stock options	8,699	2.3

	$40,818

10. Income Taxes

For the three months and nine months ended September 30, 2014 and 2015, the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The Company has evaluated the positive and negative evidence bearing upon the ability of its deferred tax assets to be realized. Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s domestic deferred tax assets would not be fully realized. Accordingly, the domestic deferred tax assets have been fully reserved at December 31, 2014 and September 30, 2015.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

11. Net Income (Loss) Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. Upon the closing of the IPO in April 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend was paid on common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of common stock subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months and nine months ended September 30, 2014 and 2015 were not allocated to these participating securities.

The following table summarizes the calculation of the Company’s basic and diluted net loss per share under the two-class method attributable to common stockholders for the three months and nine months ended September 30, 2014 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Numerator:
Net loss	$(8,196)	$(8,291)	$(29,981)	$(31,290)
Non-cumulative dividends to preferred stockholders	—	—	—	—

Net loss attributable to common stockholders	$(8,196)	$(8,291)	$(29,981)	$(31,290)

Denominator:
Weighted-average common stock outstanding, basic	49,091	51,550	39,253	51,053
Effect of potentially dilutive stock options and restricted stock units	—	—	—	—

Weighted-average common stock outstanding, diluted	49,091	51,550	39,253	51,053

Net loss per share, basic and diluted	$(0.17)	$(0.16)	$(0.76)	$(0.61)

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	September 30,
	2014	2015
Stock options	6,753	4,675
Restricted stock units	2,152	3,186
Common stock subject to repurchase	201	38

	9,106	7,899

12. Geographic Information

Revenue generated for customers located in the United States was approximately 84% and 92% of revenue for the three months ended September 30, 2014 and 2015, respectively, and approximately 85% and 91% of revenue for the nine months ended September 30, 2014 and 2015, respectively.

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

Our growth is driven by acquiring new customers and expanding with existing customers. We continue to acquire new customers in the United States and internationally. Our number of utility customers has increased from 63 customers as of December 31, 2011, 61 of which resided in the United States, to 98 customers in nine countries as of December 31, 2014. We have expanded with existing customers by cross-selling different solutions and adding households and businesses that use our platform. The number of households and businesses on our platform has grown from 1.4 million at December 31, 2010 to 61.9 million at December 31, 2014.

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2012, 2013 and 2014, our revenue was $51.8 million, $88.7 million and $128.4 million, respectively, and for the nine months ended September 30, 2014 and 2015, our revenue was $93.6 million and $108.1 million, respectively. Our net losses for the years ended December 31, 2012, 2013 and 2014 were $12.3 million, $14.2 million and $41.8 million, respectively, and our net losses for the nine months ended September 30, 2014 and 2015 were $30.0 million and $31.3 million, respectively. We have grown from 162 employees as of December 31, 2010 to 606 employees as of September 30, 2015.

Key Factors Affecting Our Performance

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunity is large and underpenetrated and we will continue to invest significantly in sales and marketing to grow our customer base, expand with existing customers, grow internationally and drive additional revenue. We also expect to continue our investment in research and development to enhance our platform and develop complementary solutions. To support our expected growth and the requirements of a public company, we plan to invest in other operational and administrative functions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(Dollars in thousands)		(Dollars in thousands)
Financial Metrics:
Revenues	$33,774	$38,936	$93,594	$108,144
Period-over-period percentage increase		15%		16%
Adjusted EBITDA (1)	$(1,097)	$63	$(9,159)	$(5,770)

(1)	Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “—Non-GAAP Financial Measures.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(In thousands)		(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(8,196)	$(8,291)	$(29,981)	$(31,290)
Provision for (benefit from) income taxes	37	(33)	53	78
Other (income) expense, including interest	723	343	503	1,229
Depreciation and amortization	1,852	2,708	4,841	7,874
Stock-based compensation	4,487	5,336	15,425	16,339

Adjusted EBITDA	$(1,097)	$63	$(9,159)	$(5,770)

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

Our fees are generally non-refundable once billed and are generally collected in advance of service delivery. We record amounts that have been billed as deferred revenue. Payment terms vary by contract, therefore the annualized value of the orders we enter into with our customers will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time.

Cost of Revenue

Cost of revenue for subscription primarily consists of information services necessary to perform data analysis, the costs of data center capacity, employee-related expenses, including salaries, benefits and stock-based compensation related to implementing, operating and servicing our internal applications, channel delivery fees, including printing and mailing for delivery of reports to utility customers, and amortization of internally capitalized software that delivers our services. In addition, we allocate a portion of overhead costs, including rent, information technology and employee compensation costs, to cost of revenue.

Cost of revenue for services primarily consists of employee compensation costs, including salaries, benefits and stock-based compensation expense, allocated overhead, and third-party and consultant costs.

Our cost of revenue for subscription and services is expensed as incurred. However, the related revenue for delivery of our services is deferred until commencement of delivery services and is recognized ratably over the related subscription term. Therefore, costs associated with delivering these services are not always expensed in the same period in which revenue is recognized. In particular, the costs of implementing and configuring our software are typically recognized in advance of the related setup fees, though such fees are typically billed before they are incurred. As a result, customer costs tend to be higher in the initial subscription year of a program based on the effort required to develop system integrations and match customer data and gross margin may vary in periods where large new contracts are being implemented.

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

Our research efforts focus on improving our understanding of the way in which energy consumers use energy and the ways in which the behaviors of those users can be influenced. Additionally, development efforts have focused on creating a scalable data analytics platform with the capability of capturing, analyzing and reporting on large amounts of data captured in small intervals. We also continue to focus development efforts on adding new features and applications, and enhancing the functionality of our platform. In the short term, we expect research and development expenses to increase in absolute dollars, as we add new platform functionality and expand our system infrastructure, but remain relatively constant as a percentage of revenue. In the long term, we expect research and development to decline as a percentage of revenue as we realize benefits of scale.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel and transition from a private to a public company. As we continue to operate as a public entity, we expect to incur additional expense related to increased accounting and auditing services, increased outside counsel assistance, increased compliance requirements, including filings with the SEC, and enhancing our internal control environment. Over the long term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

Other Income and Expenses. Other income and expenses consist primarily of interest income, sublease income, interest expense, gains and losses related to foreign currency transactions and amortization expense. Interest income is primarily from investments in available-for-sale securities and deposits of cash and cash equivalents. Sublease income is related to an office sublease arrangement. Interest expense relates to interest incurred related to capital equipment leasing and on our note payable, which was converted to shares of common stock upon the closing of our IPO. Foreign exchange gains and losses relate to transactions denominated in currencies other than the functional currency of our entities. Amortization expense is related to premiums and discounts on investments in available-for-sale securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,
	2014	2015
	(In thousands)
Revenue:
Subscription	$29,953	$34,786
Services	3,821	4,150

Total revenue	33,774	38,936

Cost of revenue (1):
Subscription	8,506	9,656
Services	2,706	4,123

Total cost of revenue	11,212	13,779
Gross profit	22,562	25,157

Operating expenses (1):
Sales and marketing	14,580	14,538
Research and development	11,177	13,857
General and administrative	4,241	4,743

Total operating expenses	29,998	33,138

Operating loss	(7,436)	(7,981)
Other income (expense), net	(723)	(343)

Loss before income taxes	(8,159)	(8,324)
Provision for (benefit from) income taxes	37	(33)

Net loss	$(8,196)	$(8,291)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended September 30,
	2014	2015
	(In thousands)
Subscription	$75	$181
Services	230	331
Sales and marketing	2,019	2,211
Research and development	1,195	1,872
General and administrative	968	741

Total stock-based compensation	$4,487	$5,336

	Three Months Ended September 30,
	2014	2015
	% of total revenue
Revenue:
Subscription	89%	89%
Services	11%	11%

Total revenue	100%	100%
Cost of revenue:
Subscription	25%	25%
Services	8%	11%

Total cost of revenue	33%	36%
Gross profit	67%	64%
Operating expenses:
Sales and marketing	43%	37%
Research and development	33%	36%
General and administrative	13%	12%

Total operating expenses	89%	85%

Operating loss	-22%	-21%
Other income (expense), net	-2%	-1%

Loss before income taxes	-24%	-22%
Provision for (benefit from) income taxes	0%	0%

Net loss	-24%	-22%

Revenue

	Three Months Ended September 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$29,953	89%	$34,786	89%	$4,833	16%
Services	3,821	11%	4,150	11%	329	9%

Total revenue	$33,774	100%	$38,936	100%	$5,162	15%

Subscription. The increase in subscription revenue for the three months ended September 30, 2015 was a result of the expansion of programs with existing customers as well as additional customer penetration. Revenue earned from existing customers increased by $7.2 million, primarily driven by the expansion of the number of households and businesses on previously deployed solutions and the cross-selling of additional products. Revenue from new customers contributed $6.9 million for the three months ended September 30, 2015 as compared to $9.2 million for the three months ended September 30, 2014. This decrease was due in part to our focus on expanding existing customer programs and supplementing those programs with new products. International revenue was 14% and 7% of revenue for the three months ended September 30, 2014 and September 30, 2015, respectively. While we expect international revenue to grow as a percentage of total revenue in the long term, we expect international revenue as a percentage of total revenue to decrease in 2015.

Services. The increase in services revenue for the three months ended September 30, 2015 was a result of additional customer penetration, in particular from program customizations, which accounted for $0.5 million of the overall increase. Revenue from enablement services decreased by $0.2 million for the three months ended September 30, 2015.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Cost of revenue:
Subscription	$8,506	25%	$9,656	25%	$1,150	14%
Gross margin	72%		72%

Services	2,706	8%	4,123	11%	1,417	52%
Gross margin	29%		1%

Total cost of revenue	$11,212	33%	$13,779	36%	$2,567	23%

Subscription. The increase in subscription cost of revenue for the three months ended September 30, 2015 was primarily driven by $0.5 million of additional amortization expense related to capitalized software costs due to our continued investment in internal-use software. In addition, employee compensation costs increased by $0.4 million, primarily driven by an increase in headcount.

Services. The increase in services cost of revenue for the three months ended September 30, 2015 was primarily driven by $0.9 million of additional third-party and consultant costs. In addition, employee compensation costs increased by $0.5 million, primarily driven by an increase in headcount.

We expect both subscription and services costs to increase in absolute dollars in the near and long term, as we continue to increase the size of this market both domestically and internationally. Additionally, we expect non-headcount driven expenses will increase as we increase sales of services both domestically and internationally.

Sales and Marketing

	Three Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$14,580	$14,538	$(42)	0%
% of total revenue	43%	37%

Sales and marketing expense remained consistent for the three months ended September 30, 2015 with a net decrease in expenses related to travel and events of $0.1 million, partially offset by an increase in employee compensation costs of $0.1 million.

We expect sales and marketing expenses to increase in absolute dollars in the near-to-medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers. Over the long term, we expect sales and marketing expenses to decline as a percentage of revenue as we achieve scale.

Research and Development

	Three Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Research and development	$11,177	$13,857	$2,680	24%
% of total revenue	33%	36%

The increase in research and development expense for the three months ended September 30, 2015 was primarily driven by a $1.2 million increase in employee compensation costs, comprised of a $0.5 million increase in salary and benefits expense and a $0.7 million increase in stock-based compensation expense. In addition, there was a $0.8 million decrease in the amount of research and development costs qualifying for capitalization as internal use software and a $0.4 million increase in depreciation expense.

We expect research and development expenses will increase in absolute dollars in the near-to-medium term as we continue to invest in new product capabilities, add new platform functionality and expand our system infrastructure. Over the long term, we expect research and development expenses to decline as a percentage of revenue as we achieve scale.

General and Administrative

	Three Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
General and administrative	$4,241	$4,743	$502	12%
% of total revenue	13%	12%

The increase in general and administrative expense for the three months ended September 30, 2015 was primarily driven by a $0.3 million increase in employee compensation costs. Salary and benefits expense increased by $0.5 million, partially offset by a $0.2 million decrease in stock-based compensation expense stemming from the reversal of expense related to awards that were forfeited during the three months ended September 30, 2015.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to expand our operations and hire additional personnel. Additionally, general and administrative expenses are likely to increase due to the additional compliance costs necessary to operate as a public company, such as those related to filings with the SEC and the enhancement of our internal control environment. Over the long term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

Other Income (Expense), Net

	Three Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(723)	$(343)	$380	-53%
% of total revenue	-2%	-1%

The increase in other income (expense), net for the three months ended September 30, 2015 was primarily driven by a $0.4 million decrease in the amount of foreign currency losses recognized. The losses were primarily a result of fluctuations in the value of the Canadian dollar, euro and British pound sterling in relation to the U.S. dollar.

Comparison of the Nine Months Ended September 30, 2014 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Nine Months Ended September 30,
	2014	2015
	(In thousands)
Revenue:
Subscription	$84,602	$97,336
Services	8,992	10,808

Total revenue	93,594	108,144
Cost of revenue (1):
Subscription	23,114	27,939
Services	8,806	11,806

Total cost of revenue	31,920	39,745

Gross profit	61,674	68,399

Operating expenses (1):
Sales and marketing	43,958	44,558
Research and development	34,131	39,792
General and administrative	13,010	14,032

Total operating expenses	91,099	98,382

Operating loss	(29,425)	(29,983)
Other income (expense), net	(503)	(1,229)

Loss before income taxes	(29,928)	(31,212)
Provision for income taxes	53	78

Net loss	$(29,981)	$(31,290)

1)	Stock-based compensation was allocated as follows:

	Nine Months Ended September 30,
	2014	2015
	(In thousands)
Subscription	$195	$563
Services	723	961
Sales and marketing	6,994	6,479
Research and development	4,088	5,562
General and administrative	3,425	2,774

Total stock-based compensation	$15,425	$16,339

	Nine Months Ended September 30,
	2014	2015
	% of total revenue
Revenue:
Subscription	90%	90%
Services	10%	10%

Total revenue	100%	100%
Cost of revenue:
Subscription	25%	26%
Services	9%	11%

Total cost of revenue	34%	37%

Gross profit	66%	63%

Operating expenses:
Sales and marketing	47%	41%
Research and development	36%	37%
General and administrative	14%	13%

Total operating expenses	97%	91%

Operating loss	-31%	-28%
Other income (expense), net	-1%	-1%

Loss before income taxes	-32%	-29%
Provision for income taxes	0%	0%

Net loss	-32%	-29%

Revenue

	Nine Months Ended September 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$84,602	90%	$97,336	90%	$12,734	15%
Services	8,992	10%	10,808	10%	1,816	20%

Total revenue	$93,594	100%	$108,144	100%	$14,550	16%

Subscription. The increase in subscription revenue for the nine months ended September 30, 2015 was a result of the expansion of programs with existing customers as well as additional customer penetration. Revenue earned from expansions with existing customers increased by $19.3 million, primarily driven by the expansion of the number of households and businesses on previously deployed solutions and the cross-selling of additional products. Revenue from new customers contributed $22.1 million for the nine months ended September 30, 2015 as compared to $28.6 million for the nine months ended September 30, 2014. This decrease was due in part to our focus on expanding existing customer programs and supplementing those programs with new products. International revenue was 14% and 8% of revenue for the nine months ended September 30, 2014 and September 30, 2015, respectively. While we expect international revenue to grow as a percentage of total revenue in the long term, we expect international revenue as a percentage of total revenue to decrease in 2015.

Services. The increase in services revenue for the nine months ended September 30, 2015 was a result of additional customer penetration, in particular from program customizations, which accounted for $2.3 million of the overall increase. Revenue from enablement services decreased by $0.4 million for the nine months ended September 30, 2015.

Cost of Revenue, Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2014		2015
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Cost of revenue:
Subscription	$23,114	25%	$27,939	26%	$4,825	21%
Gross margin	73%		71%

Services	8,806	9%	11,806	11%	3,000	34%
Gross margin	2%		-9%

Total cost of revenue	$31,920	34%	$39,745	37%	$7,825	25%

Subscription. The increase in subscription cost of revenue for the nine months ended September 30, 2015 was primarily driven by $1.4 million of additional report costs due to a higher volume of delivered reports. In addition, there was a $1.4 million increase in amortization expense related to capitalized software costs due to our continued investment in internal-use software, as well as a $1.2 million increase in employee compensation that was primarily driven by an increase in headcount.

Services. The increase in services cost of sales for the nine months ended September 30, 2015 was primarily driven by $2.0 million of additional third-party and consultant costs. In addition, employee compensation costs increased by $1.0 million, primarily driven by an increase in headcount.

We expect both subscription and services expenses to increase in absolute dollars in the near and long term, as we continue to increase the size of this market both domestically and internationally. Additionally, we expect non-headcount driven expenses will increase as we increase sales of services both domestically and internationally.

Sales and Marketing

	Nine Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$43,958	$44,558	$600	1%
% of total revenue	47%	41%

The increase in sales and marketing expense for the nine months ended September 30, 2015 was primarily driven by a $0.5 million increase in employee compensation costs. Salary and benefits expense increased by $1.0 million, partially offset by a $0.5 million decrease in stock-based compensation expense.

We expect sales and marketing expenses to increase in absolute dollars in the near-to-medium term, as we continue to increase the size of the sales and marketing staff both domestically and internationally. Additionally, we expect non-headcount driven marketing expenses will increase as we attempt to increase brand awareness and sponsor additional marketing events with the aim of attracting new customers and expanding our footprint with existing customers. Over the long term, we expect sales and marketing expenses to decline as a percentage of revenue as we achieve scale.

Research and Development

	Nine Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Research and development	$34,131	$39,792	$5,661	17%
% of total revenue	36%	37%

The increase in research and development expense for the nine months ended September 30, 2015 was primarily driven by a $3.7 million increase in employee compensation costs, comprised of a $1.5 million increase in salary and benefits expense and a $2.2 million increase in stock-based compensation expense. In addition, depreciation expense for capitalized software increased by $1.5 million.

We expect research and development expenses will increase in absolute dollars in the near-to-medium term as we continue to invest in new product capabilities, add new platform functionality and expand our system infrastructure. Over the long term, we expect research and development expenses to decline as a percentage of revenue as we achieve scale

General and Administrative

	Nine Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
General and administrative	$13,010	$14,032	$1,022	8%
% of total revenue	14%	13%

The increase in general and administrative expense for the nine months ended September 30, 2015 was primarily driven by a $0.9 million increase in employee compensation costs. Salary and benefits expense increased by $1.6 million, partially offset by a $0.7 million decrease in stock-based compensation expense related to the reversal of expense related to awards that were forfeited during the nine months ended September 30, 2015.

We expect general and administrative expenses will continue to grow in absolute dollars as we continue to expand our operations and hire additional personnel. Additionally, general and administrative expenses are likely to increase due to the additional compliance costs necessary to operate as a public company, such as those related to filings with the SEC and the enhancement of our internal control environment. Over the long term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

Other Income (Expense), Net

	Nine Months Ended September 30,
	2014	2015	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(503)	$(1,229)	$(726)	144%
% of total revenue	-1%	-1%

The increase in other income (expense), net for the nine months ended September 30, 2015 was primarily driven by a $0.6 million increase of foreign currency losses recognized. The losses were primarily a result of fluctuations in the value of the Canadian dollar, euro and British pound sterling in relation to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2015, our principal sources of liquidity were cash, cash equivalents, and investments in available-for-sale securities totaling $105.1 million. Our cash equivalents and investments are comprised of money market funds, commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. Since our inception, we have financed our operations primarily through private placements of preferred stock, customer payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations, a convertible note and our IPO.

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

In June 2015, we executed an amendment to our revolving credit facility that increased the availability from $15.0 million to $30.0 million. The credit facility contains financial covenants that require a minimum adjusted quick ratio and compliance with quarterly Adjusted EBITDA targets. In addition, the credit facility contains various negative covenants that limit our other indebtedness, investments, liens and transactions. As of September 30, 2015, we were in compliance with each of these financial covenants, had full borrowing capacity available and have not yet drawn on the facility.

We believe our current cash, cash equivalents, investments, cash flows from operations and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2015
	(In thousands)
Net cash used in operating activities	$(6,755)	$(9,816)
Net cash used in investing activities	(8,081)	(74,077)
Net cash provided by (used in) financing activities	123,687	(2,604)
Effect of exchange rate changes on cash and equivalents	(105)	(1,048)

Net increase (decrease) in cash and cash equivalents	$108,746	$(87,545)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $9.8 million, as compared to $6.8 million for the same period in 2014. The $3.0 million variance is primarily related to a $6.7 million increase in cash used by operating assets and liabilities, partially offset by a $3.7 million lower net loss after adjustments for non-cash items. The increase in working capital activity was mainly due to changes in deferred revenue, partially offset by a decrease in accounts receivable.

As we increase investments in sales and marketing and research and development, we expect that we will experience a net usage of cash flows from operations for 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $74.1 million, as compared to $8.1 million for the same period in 2014. The $66.0 million variance resulted from the $67.0 million purchase of available-for-sale securities that occurred in the third quarter of 2015, partially offset by a $1.0 million decrease in purchase of equipment and cash compensation for employees and consultants relating to the development of capitalized software for internal use.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $2.6 million, as compared to net cash provided by financing activities of $123.7 million for the same period in 2014. The $126.3 million variance is primarily due to the $122.6 million in net proceeds we received in connection with the IPO in 2014, as well as an additional $4.0 million in tax payments related to net share settlements of equity awards during the nine months ended September 30, 2015.

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

There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC for a more complete discussion of our critical accounting policies and estimates.

Commitments

As of December 31, 2014 and September 30, 2015, we had outstanding letters of credit totaling $1.3 million in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through April 2018.

Our principal commitments primarily consist of obligations under leases for office space and obligations under capital leases for equipment. As of September 30, 2015, the future non-cancelable minimum payments under these commitments were as follows:

	Total	Three Months Ended December 31, 2015	Years Ended December 31,
			2016	2017	2018
Facilities leases	$9,776	$1,440	$5,062	$2,804	$470
Capital lease obligations	659	186	408	65	—

Total	$10,435	$1,626	$5,470	$2,869	$470

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

Interest Rate and Market Sensitivity

We had cash, cash equivalents and investments of $105.1 million as of September 30, 2015. Cash equivalents primarily consist of money market funds backed by U.S. Treasury Bills and certificates of deposit. Investments primarily consist of corporate notes and bonds and commercial paper. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on our results of operations or cash flows.

We do not believe our cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash equivalents and investments do not contain excessive risk, we cannot assure you that they will not be subject to adverse changes in market value in the future. In addition, we maintain significant amounts of cash and cash equivalents and investments at two or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in light of the unremediated material weakness in the design and operation of our internal control over financial reporting relating to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective. To address this material weakness, the company has taken steps to address the underlying causes of the material weakness as described further in “—Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting.” Accordingly, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

We are currently in the process of remediating the material weakness in our internal control over financial reporting as described above and are taking numerous steps that we believe will address the underlying causes of the material weakness. We have completed the development and formal documentation of our policies and procedures relating to our internal control over financial reporting, but we have not completed the testing of these formalized controls. The identified material weakness in internal control will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls have been implemented and are operating effectively. We continue to work on implementing and testing the new controls in order to make this final determination. Other than the remediation steps described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

We have incurred significant losses to date, with an accumulated deficit of $156.3 million as of September 30, 2015. For the years ended December 31, 2012, 2013 and 2014, we incurred net losses of $12.3 million, $14.2 million, and $41.8 million, respectively, and for the nine months ended September 30, 2014 and 2015, we incurred net losses of $30.0 million and $31.3 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective customers that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

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

We continue to invest in new product offerings and the success of those offerings is uncertain. A few examples of such product development challenges are:

•	We have invested significant resources in developing applications that work with thermostats sold by third parties. Sales of this offering did not grow as quickly as we had anticipated. We have yet to see a significant return from that investment, as our development and sales growth has been slowed by market challenges. As a result, we have suspended further development of our thermostat offering. These challenges may continue, and our investment in this area may not yield returns.

•	We have invested significant resources in an offering tailored specially for small and medium-sized businesses. The market for this offering is unproven, and our ability to successfully deliver the results our customers seek is uncertain.

•	We have invested considerable resources in developing a demand response offering. While the early results have been promising, it is possible that the market could be smaller than we have expected or that our product will not function as intended.

•	We have invested in adapting our products for international markets, where energy is often sold competitively. Customer and utility expectations vary widely in these markets and it is possible that our products may be less successful in international and competitive markets. For example, in 2014 we experienced two non-renewals with international customers, saw slower sales growth in Europe and found that use of our energy efficiency product to drive utility customer retention was less effective in international markets than we hoped. We may experience additional difficulty adapting our products and solutions for international markets.

•	We are investing in developing applications that integrate with utilities’ mission-critical operations, such as our Billing Advisor. These mission-critical applications will need to be sold to new buyers within utilities to whom we have not previously sold, and it is uncertain whether these applications or our efforts to sell to these new buyers will prove to be successful.

•	We also have other products in development; it is possible that none of those products will prove to be successful.

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

For the year ended December 31, 2013 our ten largest customers by revenue represented 62% of our total revenue, with three clients, National Grid, PG&E and Exelon each representing more than 10% of our total revenue at 14%, 13% and 11%, respectively. For the year ended December 31, 2014, our ten largest customers by revenue represented 63% of our total revenue, with two clients, Exelon and National Grid, each representing at least 10% of our total revenue at 12% and 10%, respectively. For the nine months ended September 30, 2015, our ten largest customers by revenue represented 63% of our total revenue, with one client, Exelon, representing 16% of our total revenue. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, are subject to delay. Our customers may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances. We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection or purchasing behavior of our utility customers could significantly decrease our sales.

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

If we fail to manage our growth effectively or if we fail to retain qualified personnel, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of full-time employees from 162 employees as of December 31, 2010 to 606 employees as of September 30, 2015. This expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. Additionally, our executive officers and other key employees could terminate their relationship with us at any time.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly our senior management team, sales and marketing personnel and research and development personnel. The loss of any member of our senior management team or other key employees, an inability to attract and retain qualified personnel, or delays in hiring required personnel, could harm our business, results of operations and financial condition.

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

In recent years, in the United States and elsewhere, considerable doubt has been cast upon the validity of software patents as a whole. If the underlying laws were to change, such that we were no longer able to patent our software platform, our intellectual property rights might be more difficult to protect.

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

Our solutions may be subject to data protection laws and regulations that impose a general framework for the collection, processing and use of personal data. Our platform and solutions rely on the transfer of data relating to individual energy usage and may be affected by these laws and regulations. It is unclear how the regulations governing the collection, use and disclosure of personal data in connection with privacy requirements will further develop in the United States and internationally, and to what extent this may affect our solutions. In particular, Public Utility Commissions in some states are developing breach notification and other privacy regulations that may be more stringent than privacy laws generally applicable in those states and may impose increased costs on utilities and their service providers. In addition, the European Court of Justice recently declared invalid the 20-year-old safe harbor framework on which we and thousands of other U.S. and European companies relied to comply with cross-border data transfer restrictions under European Union law. As a result, European businesses face uncertainty about their ability to lawfully transfer customer data to U.S. vendors, such as Opower, and there is an increased risk of regulatory enforcement actions and fines against European and U.S. businesses that exchange European residents’ personal data. These developments could harm our business, financial condition and results of operations.

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

As of October 31, 2015, our executive officers and directors and entities that are affiliated with them beneficially owned, in the aggregate, 50% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our IPO in April 2014 at a price of $19.00 per share, our closing stock price has ranged from $8.08 to $25.23 through November 6, 2015. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of October 31, 2015, we had 51,818,141 shares of common stock outstanding.

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

Date: November 12, 2015	OPOWER, INC.

	By:	/s/ Thomas G. Kramer
Thomas G. Kramer
Chief Financial Officer
(Principal Financial and Accounting Officer)