Form 10-K
period 2015-12-31
OPOWER, INC.
filed 2016-03-07
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $230.3 million. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

On February 29, 2016, the registrant had 53,179,995 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Opower, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, and these statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial performance, including our revenue, cost of revenue, gross profit or gross margin and operating expenses;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	our predictions about industry and market trends;

•	our ability to increase the number of clients using our software;

•	our ability to attract and retain clients to use our products and solutions;

•	our ability to successfully expand in our existing markets and into new markets;

•	our ability to effectively manage our growth and future expenses;

•	our clients’ intention to deploy and further rollout our solutions;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business;

•	our expectations regarding our costs and expenses; and

•	the attraction and retention of qualified employees and key personnel.

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

Overview

Opower is a leading provider of cloud-based enterprise software to the utility industry. Utilities use our customer engagement platform to manage energy demand and provide customer care. Our goal is to transform the way utilities engage their customers.

Today, utilities depend on low-tech, hardware-intensive approaches to customer engagement. Most billing and call center operations run on inflexible, on-premise IT systems. Energy demand management programs often rely on installed devices and appliance subsidies. Many utilities limit customer outreach to traditional mass-market approaches, including bus stop advertisements and television commercials.

We replace these solutions with a broad suite of applications that run on a single cloud-based platform. Our software enables utilities to send targeted customer communications automatically and across channels, including web, mobile, email, paper mail, phone, and SMS messages.

Our messages use behavioral design and personalized insights—drawn from a proprietary analytics engine that processes hundreds of billions of customer data points—to motivate homes and businesses to take utility-defined actions, from saving energy to adopting new products and services. These communications are designed to make a predictable and quantifiable impact on energy demand, customer satisfaction, and service costs.

Over the long term, we believe that our platform will help utilities evolve their business models. Distributed energy resources, tightening emissions caps, and greater competition will fundamentally transform both the services and the relationship utilities offer their customers. We believe we give utilities the tools to thrive during that transition.

As a vertical software-as-a-service (“SaaS”) provider, we generate revenue by selling primarily multi-year software subscriptions to utilities. As of December 31, 2015, we served 100 clients on four continents. Our products reached more than 60 million endpoints, which include households and businesses.

Utility Industry Background

Many utilities, particularly in the United States, operate in a highly regulated environment. Regulators review and approve capital expenditures and often set the rates utilities charge their customers. Regulators increasingly incentivize utilities to reduce energy demand and raise customer satisfaction.

Energy retailers operating in deregulated markets face similar pressures. In much of Europe and Asia, providers compete based on their ability to deliver superior customer service, to keep prices low, and to give homes and businesses control over their energy use.

Key trends affecting utilities include:

Regulation that prioritizes demand-side over supply-side energy resources. Long-term energy efficiency resource standards have been enacted by 24 U.S. states that account for over 57% of total U.S. electricity consumption. To incentivize efficiency, many states have “decoupled” their utilities’ revenue from energy sales. Others have incentivized efficiency by allowing utilities to recover the cost of the programs, earn their lost margin on energy sales, and in some cases, earn more on efficiency than they would on energy sales. For example, in California, Colorado, and Massachusetts, not only are utilities spending billions of dollars on energy efficiency, they are also earning margins on energy efficiency that are comparable to their margins on delivered electricity.

Increasing focus on reducing peak demand. Lowering electricity demand during peak hours is valuable for utilities because meeting peak demand often requires utilities to get back-up power from peaker plants. This is far more expensive than obtaining power from conventional power plants, and lowers profitability. Reducing peak demand has become even more valuable as peak supply prices have increased and as changing regulations have made it easier to sell energy reductions on par with supply. These same dynamics are at play in fast growing regions like Asia and South America, where demand response is needed to prevent shortages and blackouts.

Focus on reducing cost-to-serve and increasing customer satisfaction. Smartphones, mobile apps, and social networking tools have changed the way consumers engage with their service providers. Yet direct communication between utilities and their customers has largely been limited to once-a-month bills and negative events, such as power outages. This history has led to customer dissatisfaction and, as a result, expensive customer care operations. Utilities are now seeking software that can improve the customer experience and lower service costs.

Increasing competition. Over the past two decades, many countries and some U.S. states have separated the retail sale of energy from the generation, distribution, and transmission of power. Energy retailers in these regions are actively competing for customers. And, in both competitive and noncompetitive energy markets, rooftop solar contractors and other sources of distributed generation are entering the market with products and services that threaten to disintermediate the utility. All of these challenges mean that utilities must build deeper relationships with their customers.

Key Benefits to Utilities

Utilities use our customer engagement platform to derive the following key benefits:

Low cost, large-scale energy efficiency. Our platform drives cost-effective energy efficiency across millions of homes. For some utilities, our Energy Efficiency solution is the single largest source of residential energy savings in their overall energy efficiency portfolio.

Low cost, large-scale residential demand response. Our platform enables utilities to reduce residential peak demand by communicating in near-real time with their customers. Years of results indicate that we can reduce peak demand by 3% using communications alone, and by 5% when coupled with price incentives.

Higher customer satisfaction. Our platform increases customer satisfaction by making utility communications intuitive and information-rich, and ultimately giving homes and businesses more control over their energy consumption. For utilities that use our platform, consumers consistently report greater trust in their utilities as a source of information, and they believe their utilities want to help them save energy and money.

Lower cost-to-serve. Our platform helps utilities move their customers from expensive paper and phone channels to efficient, low-cost web and mobile applications. Customer service software has been reducing the cost of service for a wide set of industries, but the utility industry has lagged behind. Our clients have reported that our services reduce their customer service costs.

Better customer engagement technology. Our platform is cloud software that enables utilities to reach, inform, engage, satisfy, and market to their customers across multiple channels with minimal effort. Much as next-generation customer relationship management software and digital marketing software have delivered significant value to enterprises globally, our solutions help utilities strengthen their relationships with their customers.

Our Differentiated Approach

The key components of our differentiated approach are:

Highly scalable data analytics engine. We have built what we believe to be the most sophisticated data engine serving utilities. Our platform has integrated more than 500 billion pieces of customer information and subjected that data to advanced analysis and machine learning. Applications include predicting customer bills and targeting communications based on customers’ daily energy use patterns.

Cloud-based architecture. Our solutions are built on a single cloud-based platform. In an industry that is accustomed to on-premise solutions and long upgrade cycles, we offer rapid innovation, lower costs, and best practices developed across 100 clients.

Intuitive user experience (“UX”) informed by behavioral science. Every Opower solution uses UX research and design that is intended to maximize customer engagement. We deploy more than 40 behavioral science techniques that are proven to motivate homes and businesses to take utility-defined actions, from saving energy, to enrolling in programs, to adopting digital channels.

A true customer engagement platform. Our solutions help utilities improve a wide range of customer touchpoints across a wide range of channels, including web, mobile, email, paper mail, phone, and SMS messages.

Dependable results. Our products deliver predictable, measurable outcomes designed to help utilities satisfy their energy efficiency and demand response obligations. Our 377 client years of results and rigorous forecasting models give clients confidence that their programs will stand up to the most stringent external validations. Our approach to saving has been approved by regulators in 35 U.S. states.

Our Growth Strategy

The key elements of our growth strategy include:

Expand with existing clients. We can grow our revenue by expanding within our existing client base. Currently, our Home Energy Reports are deployed to 11% of households that our utility clients serve. Many utilities purchase only one of our platform’s solutions initially, then purchase additional platform capabilities as they deepen their customer engagement strategies. We have a dedicated sales and customer service team to support these expansion opportunities within our client base.

Expand in new markets. In 2014 and 2015, we broadened our Customer Care solution set to include digital tools and call center software that we believe are well suited for international markets, where energy retailers compete over their ability to deliver the best customer experience.

Expand our solution sets and partnership ecosystem. It is our ambition to transform every critical touchpoint that utilities share with their customers. Going forward, we will continue to build out our customer engagement platform in partnership with strategic clients and best-in-class technology companies.

Deliver gas and electric consumer outcomes. We have designed products that create measurable changes in consumer behavior. This strategy is core to our success. We have focused, and will continue to focus, our research and development efforts on improving outcomes for gas and electric consumers.

Our Integrated Solutions

Utilities use our customer engagement platform to advance two primary agendas: Demand-Side Management and Customer Care.

Demand-Side Management

Our solution set for Demand-Side Management (DSM) includes Energy Efficiency and Demand Response. Both consist of white-label utility communications and online tools that help homes and businesses understand and control their energy use.

Like all of our solutions, our DSM products include personalized, evolving insights generated by our analytics engine. Our data sources include historical energy usage, billing data, customer activity, parcel information, demographics, weather data, and geo-location data.

In addition to delivering dependable energy savings, our DSM solutions help utilities boost customer satisfaction, cross-promote programs, and market new products and services. We believe these capabilities lay the groundwork for utilities’ evolution from commodity providers to trusted advisors that help customers understand and adopt new energy technologies, including solar, storage, and dynamic rates.

Key components of our Energy Efficiency solution include:

Home Energy Reports. Opower Home Energy Reports are utility-branded mail and email communications. The reports surface personalized insights for utility customers and motivate them to save energy using techniques drawn from behavioral science. Features include energy usage comparisons to similar homes, targeted recommendations for lowering consumption, and targeted program promotions.

Smart meter–enabled emails. For utility customers with advanced metering infrastructure (AMI), we offer weekly email reports that forecast upcoming bills, share personalized insights, and drive customers toward programs and digital properties.

Marketplace Suite. Opower Marketplace Suite, delivered in partnership with Enervee, is a utility-branded product recommendation engine our clients embed on their websites. Targeted advertising and outbound communications drive consumers to the marketplace, which lets them search and sort thousands of efficient products based on personalized estimates of their potential energy savings. Marketplace Suite also replaces paper-based rebate redemption with end-to-end digital processing.

Key components of our Demand Response solution include:

Peak day alerts. Utility-branded email, SMS messages, and automated phone messages notify customers before “peak days,” when electricity is scarce and expensive, and motivate them to reduce their consumption. Traditional, device-based demand response programs typically reach a small percentage of a utility’s customer base. Our alerts are often deployed to all smart meter–enabled households our clients serve.

Peak day feedback reports. Post-event communications show customers personalized insights into their peak day savings and targeted recommendations for future demand response events.

We believe our long track record of rigorously measured DSM results is a key competitive differentiator. We believe that Opower Energy Efficiency generates 1.3% to 2.2% energy savings per end user. Aggregated across a utility’s entire customer base, our programs result in significant efficiency gains.

Opower Demand Response produces predictable, measurable energy savings. On average, our communications alone generate 3% peak demand reduction. When combined with a special pricing program, savings increase to 5%.

Customer Care

Our solution set for Customer Care includes Digital Engagement and Bill Advisor. These digital tools and communications help utilities deliver superior customer experiences across a wide range of touchpoints.

Our Customer Care solutions are designed to reach all utilities, including those without energy efficiency incentives. We believe the opportunity here is large. The global utility industry spends approximately $30 billion a year on customer operations. Despite this massive investment, most customers find utility interactions unsatisfying. Many communications are still slow, generic, and paper-based.

By delivering personalized insights and seamless digital experiences, our Customer Care offerings help utilities in all markets boost customer satisfaction and loyalty, drive customers to self-serve online, and reduce cost-to-serve. Over time, we aspire to help our clients transform their entire customer experience.

Key components of our Digital Engagement solution include:

Opower’s NextWeb platform. NextWeb is a suite of white-label tools that utilities can embed across their customer-facing web portals, as standalone tabs, or through APIs. Customers can compare their energy usage to similar homes, explore trends, see targeted recommendations, set savings goals, conduct virtual energy audits of their homes, and more.

Utilities typically deploy NextWeb to their entire residential service base, and often integrate our application with single sign-on authentication.

Outbound communications. Personalized mail and email messages drive customers to sign up for utility web accounts and self-serve online, many of whom have never done so before.

Opower Points and Rewards. An online rewards tool incentivizes customers to take critical utility-defined actions, like signing up for programs or saving energy.

Rates engine. Our rates engine forecasts future bills, shows customers their hourly energy consumption, compares costs month-to-month, and models the savings of changing rate plans or behavior. Utilities use it to increase satisfaction and move customers onto different rate structures.

Targeted marketing. Simple Javascript tools enable utilities to show specific customer segments targeted messages, such as program or product promotions, anywhere on their websites.

Key components of our Bill Advisor solution include:

Customer Service Interface. Web tools equip utility call center representatives with the personalized insights they need to have faster, more productive conversations. Bill Advisor’s Customer Service Interface increases customer satisfaction and reduces repeat calls.

Proactive Alerts. These include two types of communications. High Bill Alerts are utility-branded email and SMS messages that notify customers who are on track for unusually high bills and offer personalized insights to prevent them. eBill Notifications show customers the main drivers of their energy consumption and allow utilities to market programs or services directly on their “bill ready” communications.

Our Technology

From our inception, we set out to build a proprietary, cloud-based customer engagement platform for utilities. We believe our platform is more advanced and operates at greater scale than that of any competitor. We designed it to manage the large amount of data that utilities store in their internal systems as well as the accelerating volume of data available from today’s smart meters and smart grid infrastructure. Our platform is capable of analyzing large volumes of data from disparate sources with rapid throughput and high availability in order to provide a variety of personalized, data-rich communications.

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

Big data analytics engine. Our data platform leverages technologies such as Hadoop, Hive, and HBase to analyze a wide variety of energy and third-party data. We have built our own proprietary batch processing system on top of our Hadoop cluster, which allows us to chain jobs, and start, stop, and pause them. These key capabilities are critical for our enterprise applications and are not available today in popular NoSQL systems like Hadoop. We made these investments to surface insights for energy consumers. Our system can predict bills, detect energy usage anomalies, and conduct a virtual audit of millions of homes by using a patent-pending method of multivariate regression analysis. In addition, the system can utilize hundreds of different data attributes to identify similar homes and supply customers with accurate and relevant neighbor comparisons.

Content personalization engine. Our content engine sits on top of our big data analytics platform. It consists of three key components: Our event scheduling system, our high-level markup language for content design, and our real-time segmentation tool. Our event scheduling system sends messages at the most effective times and provides event and schedule-triggered messaging. Our high-level markup language allows us to customize outbound communications with personalized data in very little time. In addition, our real-time segmentation tool automates the creation of customer segments that incorporate our insights into consumer behavior while allowing utilities to gain visibility, choice, and speed in creating distinct customer experiences.

Outbound pipeline. Our platform is capable of delivering millions of outbound messages in short time frames in order to meet the time-sensitive objectives of utilities. Our system synchronizes delivery of content across all channels—email, paper mail, SMS messages, and interactive voice response—and generates graphically rich, channel-specific messages using lightweight markup language specific to each customer. The system provides monitoring to ensure that issues can be logged and addressed in real time.

Our Clients

We market and sell our customer engagement platform to regulated and unregulated utilities. As of December 31, 2015, 100 clients on four continents were using one or more of our solutions. We define clients as distinct buying entities (which in some cases include national or regional subsidiaries of large utilities as well as utilities for which we provide services through subcontracting arrangements) with which we have active agreements and which have committed to a minimum level of non-refundable fees for which services are to be provided or are being provided.

For the year ended December 31, 2015, our ten largest clients by revenue represented 62% of our total revenue, with two clients, Exelon and National Grid, each representing at least 10% of our total revenue at 15% and 10%, respectively. For the year ended December 31, 2014, our ten largest clients by revenue represented 63% of our total revenue, with two clients, Exelon and National Grid, each representing at least 10% of our total revenue at 12% and 10%, respectively.

Our Culture and Employees

We believe that having a strong company culture and set of values is critical to our success. We have assembled an extremely talented group of employees, and we pride ourselves on recruiting elite, mission-driven talent for every part of our organization. We believe our unique mission is a differentiator and helps us recruit world-class talent.

As of December 31, 2015, we had 599 full-time employees, including 89 in sales, 75 in regulatory and marketing, 214 in research and development, and 221 in services, operations and a general and administrative capacity. We had 549 employees in the United States and 50 employees internationally.

Sales, Regulatory, and Marketing

Among contracts signed in 2015, the average annual contract value was approximately $1.8 million with a weighted average contract term of 35 months. Annual contract value is the average first year value of all new contracts, including renewals. Weighted average contract term is the revenue-weighted average of all new contracts signed in the current year, including renewals.

Typical sales cycles range from 4 to 28 months. Due to upselling and expansions within our client base, some clients may have more than one contract concurrently in effect.

Our sales and regulatory teams are structured regionally, while our marketing team is organized by solution. Together, these commercial teams pursue our growth strategy of addressing new markets, securing new clients, expanding existing clients and rolling out new products and services. We staff these teams to work closely together and size them according to the opportunity we see for each solution in each region on a bottom-up basis.

Research and Development

Our research and development expenses totaled $54.1 million, $46.0 million, and $29.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. We plan to continue to invest significant resources in developing new products and enhancing our existing software platform.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions on access to our proprietary technology.

We have registered “Opower” as a trademark in the United States, Australia, Brazil, Canada, China, the European Community, Hong Kong, Japan, Malaysia and New Zealand. We also have filed other trademark applications in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

As of December 31, 2015, we had one issued utility patent and 42 utility patent applications pending in the United States, which seek to cover proprietary techniques relevant to our products. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

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

Seasonality

Some of our business results are seasonal, including billing and collections for subscription and services fees. Deferred revenue typically increases to its highest point during the fourth quarter with a corresponding increase in cash collections in the first quarter of the following fiscal year based upon timing of contractual rights to bill under our revenue arrangements and typical cash collection on these billings.

Available Information

We were incorporated in Delaware in 2007. Our principal executive offices are located at 1515 North Courthouse Road, 8th Floor, Arlington, Virginia 22201, and our telephone number is (703) 778-4544.

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance with such requirements, file periodic reports, proxy statements, and other information with the SEC. A copy of any materials filed by us with the SEC may be inspected without charge at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549, and copies of all such materials may be obtained from the SEC upon payment of the prescribed fee. Information on the operation of the public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of that website is http://www.sec.gov.

We maintain a website at http://www.opower.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the addresses of these websites are intended to be inactive textual references only.

Executive Officers of the Registrant

Our executive officers and their ages and positions as of December 31, 2015 are set forth below:

Name	Age	Position(s)
Daniel Yates	38	Founder, Chairman, Chief Executive Officer and Director
Alex Laskey	39	Founder, President and Director
Thomas G. Kramer	45	Chief Financial Officer
Jeremy Kirsch	41	Executive Vice President and General Manager, Worldwide Sales

Daniel Yates co-founded Opower and has served as our Chief Executive Officer and as a member of our board of directors (the “Board”) since June 2007. Mr. Yates was appointed Chairman of the Board in February 2014. Prior to founding Opower, Mr. Yates was the founder and chief executive officer at Edusoft, an educational software company that was acquired by Houghton Mifflin Company. Mr. Yates holds a Bachelor of Arts in computer science from Harvard University.

We believe that Mr. Yates is qualified to serve as a member of our board of directors because of his expertise and perspective as our Chief Executive Officer and founder.

Alex Laskey co-founded Opower and has served as our President and as a member of the Board since June 2007. Mr. Laskey currently serves as a member of the board of directors of Advanced Energy Economy and as a member of the board of directors of the Conservation Lands Foundation. Mr. Laskey holds a Bachelor of Arts in history of science from Harvard University.

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

Jeremy Kirsch has served as our Executive Vice President and General Manager, Worldwide Sales since February 2016. In this role, he has responsibility for Opower’s worldwide sales, field enablement and sales operations, including overall budget management and leadership for sales and delivery across our international offices. Previously, he was our Senior Vice President, Worldwide Sales, responsible for worldwide sales, field enablement and sales operations, from August 2014 to February 2016, and he was our Senior Vice President, Client Solutions, responsible for sales, sales support, regulatory affairs and business development, from July 2008 to August 2014. From 2000 to 2008, Mr. Kirsch held leadership positions in sales, business development and marketing for several technology companies, including L-1 Identity Solutions, Inc., an identity solutions company acquired by Safran S.A., Viisage Technology, Inc. an identity solutions company, and Art Technology Group, an eCommerce software company acquired by Oracle. Prior to that, Mr. Kirsch was a special operations officer with the United States Navy, service that entailed diving, salvage and search and rescue specialties. Mr. Kirsch holds a Masters in Business Administration from the MIT Sloan School of Management and a Bachelor of Arts in economics from Stanford University.

ITEM 1A.	Risk Factors

Our business, financial condition and operating results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or uncertainties, or others not specified below, materialize or occur, then our business, financial condition and operating results could be harmed substantially, and the market price of our stock could decline, perhaps significantly.

Risks Related to Our Business

We have a history of losses and anticipate continued losses and negative operating cash flow in the future. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

We have incurred significant losses to date, with an accumulated deficit of $169.9 million as of December 31, 2015. For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $44.9 million, $41.8 million and $14.2 million, respectively. We expect these losses to continue. We also anticipate negative operating cash flow in the future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective clients that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

Sales cycles and implementation times can be lengthy and unpredictable and require significant employee time and financial resources.

Sales cycles and implementation times for our products tend to be long and unpredictable. Even after we have convinced prospective clients of the need for, and value of, our products and solutions, our clients are large organizations that frequently have extensive budgeting, procurement, competitive bidding, technical and performance reviews and regulatory approval processes that can slow down the sales process by months or even years. Utilities may choose, and many historically have chosen, to follow industry trends rather than be early adopters of new products or solutions, which can extend the lead time for or prevent acceptance of more recently introduced products or solutions such as ours. In many instances, a utility may require one or more pilot programs to test our products and solutions before committing to a larger deployment. These pilot programs may be quite lengthy and provide no assurance that they will lead to a larger deployment or future sales. In addition, the implementation and deployment of our solutions can be unpredictable due to contract negotiations, regulatory approvals, client-specific requests or acceptance protocols, other challenges with implementation, and other critical dependencies such as the installation of other products, including smart meters. Furthermore, the implementation and deployment of new products and solutions may require lengthy acceptance procedures and troubleshooting, which requires additional time and resources from us and our clients. These delays may lengthen our sales cycles and delay the recognition of revenue.

Our typical sales cycle across contracts is 4 to 28 months and our typical implementation time between contract signature and launch is 1 to 7 months. These periods can extend even longer in some cases. This extended sales, implementation and deployment process requires our senior management and our sales and marketing and customer services personnel to dedicate significant time to sales, and to use significant financial resources without any assurance of success or recovery of our related expenses.

The lengthy sales cycle also makes it difficult to forecast new client implementations and deployments, as well as the volume and timing of future agreements, which, in turn, makes forecasting our future results of operations challenging. In the event that we publicly disclose any forecasts of our future results of operations or other forward-looking metrics, and those forecasts ultimately turn out to be inaccurate, the value of our common stock could significantly decline.

We provide services to utilities that operate in a highly regulated business environment, and regulatory requirements or need for regulatory approval could delay or reduce demand for our products, impose costs on us or make our products less attractive to our clients.

Our clients, products and solutions are subject to many federal, state, local and foreign laws and regulations. In many cases, our clients are subject to direct oversight from Public Utility Commissions, Public Service Commissions, Independent System Operators, the Federal Energy Regulatory Commission or other regulatory entities primarily focused on the energy utility sector. Applicable laws and regulations govern, among other things, utility demand for energy efficiency and demand response solutions, the data that we are able to handle and collect, utility structuring and incentives, the utility’s ability to spend money on our products and solutions and the methods and manners that we can use to contact utility customers. Depending on the solutions sought, clients and prospective clients may be required to gain approval (including approval to recover costs spent on our platform) from any of these organizations prior to implementing our solutions and maintain such approval during the pendency of such solutions, which could prevent, delay or otherwise negatively impact our ability to collect cash and recognize revenue.

We are dependent in part on regulations on the utility industry, and the changing regulatory landscape could alter our clients’ buying patterns.

The utility industry is subject to increasing and changing regulations. We derive substantially all of our revenue from sales of products and solutions directly and indirectly to utilities, and this complex and difficult landscape poses a risk to us. We have experienced, and may in the future experience, variability in our results of operations on an annual and a quarterly basis as a result of these factors. Going forward, these factors could harm our financial condition and cash flows.

Changes in the regulatory conditions could reduce a client’s interest in or ability to implement our products and solutions. Examples of market dynamics driven by regulation include:

•	energy efficiency goals;

•	interpretations of the energy savings credit attributed to our products;

•	regulated compensation associated with energy efficiency;

•	demand response goals;

•	rules concerning the peak reductions attributed to our products;

•	regulated compensation associated with demand response;

•	smart metering or advanced meter infrastructure deployments; and

•	data privacy, data protection and information security.

Many regulatory jurisdictions have implemented rules that provide financial incentives for the implementation of energy efficiency and demand response technologies, either by providing rebates or through the restructuring of utility rates. In the past, we have seen demand for our solutions altered by changes in regulation. We have also had to limit or alter our offerings to comply with regulatory requirements, and these changes have affected our revenue. In addition, deregulation may change the incentives for our clients or prospective clients to use our solutions. If changes in regulation reduce or negatively alter the demand for our solutions, our business and results of operations could be harmed. In order to counteract this risk, we have invested significant time and effort in understanding and attempting to impact government decisions that we believe will affect our market. These efforts, however, have not always been successful and may not succeed in the future.

If we fail to respond to evolving technological changes, our products and solutions could become obsolete or less competitive.

Our industry is highly competitive and characterized by new and rapidly evolving technologies, techniques, standards, regulations, client requirements and frequent product introductions. Accordingly, our results of operations depend upon, among other things, our ability to develop and introduce new products and solutions, as well as our ability to improve existing products. The process of developing new technologies and products is complex. If we are unable to develop enhancements to, and new features for, our existing products or if we are unable to develop new products that keep pace with client expectations, technological developments or industry standards, our business could be harmed.

We continue to invest in new product offerings and the success of those offerings is uncertain. A few examples of such product development challenges are:

•	We have invested considerable resources in developing a demand response offering. While the early results have been promising, it is possible that the market could be smaller than we have expected or that our product will not function as intended.

•	We have invested in adapting our products for international markets, where energy is often sold competitively. Client and utility expectations vary widely in these markets and it is possible that our products may be less successful in international and competitive markets. For example, in recent years we experienced a higher rate of non-renewals with international clients, saw slower sales growth in Europe and Asia and found that use of our energy efficiency product to drive utility client retention was less effective in international markets than we hoped. We may experience additional difficulty adapting our products and solutions for international markets.

•	We are investing in developing applications that integrate with utilities’ mission-critical operations, such as our Billing Advisor and Customer Service tools. These mission-critical applications will need to be sold to new buyers within utilities to whom we have not previously sold, and it is uncertain whether these applications or our efforts to sell to these new buyers will prove to be successful.

•	We previously invested significant resources in developing applications that work with thermostats sold by third parties. Sales of this offering did not grow as quickly as we had anticipated. We have yet to see a significant return from that investment, as our development and sales growth have been slowed by market challenges. As a result, we have suspended further development of our thermostat offering. These challenges may continue, and our investment in this area may not yield returns.

•	We previously invested significant resources developing an offering for small and medium-sized businesses. Sales of this offering did not grow as quickly as we had anticipated. We have yet to see a significant return from that investment, as our development and sales growth have been slowed by market challenges. As a result, we have suspended further development of our offering for small and medium-sized businesses, choosing instead to partner with another company to deliver a comparable product. These challenges may continue, and our investment in this area may not yield returns.

•	We also have other products in development; it is possible that none of those products will prove to be successful.

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

Many of our products deliver valuable measurable outcomes for our clients and receive favorable treatment from their regulators, both of which are important to our clients. Our ability to deliver expected results is dependent on numerous factors, including but not limited to the effectiveness of our approach and products, the cost of alternate sources of energy savings, the availability of data and our ability to effectively reach energy consumers. We may not be able to continue to deliver valuable measurable outcomes or we may find that our programs yield diminishing returns over time. In addition, it is possible that regulators will change their view of our results in a way that might harm our business overall. For example, if regulators were to treat our energy savings as less significant or less reliable than other efficiency programs, or if regulators were to alter how utilities are compensated for working with us, our business and results of operations may be harmed. If our ability to deliver results were to change, or if regulators were to view our results less favorably, our brand, business and results of operations may be harmed.

Because we recognize subscription revenue over the term of the contract following the initial launch of our services, downturns or upturns in new sales will not be immediately reflected in our results of operations and may be difficult to discern.

We generally recognize subscription revenue from clients ratably over the terms of their contracts, generally commencing on the initial launch of our services. Our contracts typically range from one to six years following launch. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any single quarter will likely have only a small impact on our revenue results for that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our pricing policies or rates of renewals, may not be fully reflected in our results of operations until future periods. We may be unable to adjust our cost structure to reflect the changes in revenue. In addition, a significant majority of our costs are expensed as incurred. As a result, increased growth in the number of our clients could result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable subscription term.

A limited number of our utility clients are responsible for a significant portion of our revenue and cash flow. A decrease in sales to these utility clients or delays in client implementation and deployments could harm our results of operations and financial condition.

We operate in a large and concentrated market. A substantial portion of our revenue, profitability and cash flow depends on a limited number of utility clients, and we cannot easily replace a lost client. As a result, there may be significant variability in our quarterly results if we were to lose one or more of our large clients. In addition, particularly in the United States, there has been an increase in mergers and acquisitions among energy utilities in recent years. This trend may decrease the size of our potential client base, or may require us to make pricing concessions to large clients.

For the year ended December 31, 2015, our ten largest clients by revenue represented 62% of our total revenue, with two clients, Exelon and National Grid (through agreements with their individual subsidiaries), each representing at least 10% of our total revenue at 15% and 10%, respectively. Many of our fees are not due until we have actually begun to deliver our solutions and, as a result, payment of our fees and recognition of such revenue are frequently subject to delay. Our clients may generally terminate their respective agreements in each case for cause upon written notice of certain uncured material breaches of contract by us, upon the bankruptcy or insolvency of the other party or under certain other circumstances. We expect that a limited number of utility clients will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection or purchasing behavior of our utility clients could significantly decrease our sales.

Many of our client agreements provide our clients with the ability to terminate the agreement for convenience, which may limit our ability to forecast our revenue accurately or could harm our results of operations and financial condition.

Many of our client agreements, including agreements with certain of our historically larger clients, are subject to client termination for any reason, including for the client’s convenience following a specified notice period. In limited circumstances, we may be required to provide refunds or sales credits in addition to the loss of future revenue from these clients. If clients terminate their agreements with us for convenience, our results of operations may be harmed and our revenue forecasts may be incorrect.

If we fail to retain qualified personnel, our financial performance may suffer.

We have expanded our overall business, revenue, client base, employee headcount and operations in recent years. This expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, client operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. Additionally, our executive officers and other key employees could terminate their relationship with us at any time.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly our senior management team, sales and marketing personnel, and research and development personnel. The loss of any member of our senior management team or other key employees, the diversion of attention of senior management to compensate for any such loss, an inability to attract and retain qualified personnel or delays in hiring required personnel, could harm our business, results of operations and financial condition.

In addition, to manage the expected growth of our operations, we will need to continue to improve our operational, financial, management and information technology infrastructure. Any additional headcount or capital investments may increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we are unable to manage our growth successfully, our business and results of operations will be harmed.

The market for our products and solutions is still developing. If the market does not develop as quickly or as much as we expect, our business and growth rates could be harmed.

The market for our products and solutions is still developing, and it is uncertain whether our products and solutions will achieve and sustain high levels of demand and market acceptance, both domestically and internationally. Our near-term and long-term success will depend to a substantial extent on the willingness and ability of utilities, both domestically and internationally, to pursue energy efficiency, demand response and customer engagement programs. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of energy efficiency or demand response in a particular jurisdiction. Indeed, currently many utilities lack the economic motivation, regulatory requirements or financial incentives to deploy our technology. If utilities do not pursue energy efficiency, demand response or customer engagement or do so in fewer numbers or more slowly than we expect, our business and results of operations would be harmed. In addition, client and utility expectations vary widely in international markets and it is possible that the market for our products and solutions may not prove as strong in international and competitive markets. We may find less market acceptance of our products and solutions internationally than we expected.

Utilities in critical markets may fail to collect or provide us with data or may be unable to collect or provide us with current data that we require to provide our products and solutions.

Our cloud-based platform is dependent upon receiving specific data inputs from our clients and other third parties such as current energy usage data. Without those inputs, our platform may be less reliable or effective or may not work and we may not be able to provide effective solutions. In markets where energy usage data is infrequently collected or where access to that data is restricted, including in international markets, we may prove unable to provide our products and solutions, or we may be forced to alter our products and solutions in a manner that reduces our ability to derive revenue from them. For example, the processes for data collection in Europe are still developing, and as a result, data may be more difficult to obtain or more expensive to access. If we are unable to access current data from our clients, our business and results of operations may be harmed.

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

Factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and client implementation and deployment cycles;

•	changes in the mix of products and solutions sold;

•	our dependence on a limited number of clients;

•	current clients not renewing or cancelling their existing agreements with us;

•	the timing of deployment of our products and solutions by our clients, which can have a material effect on when we recognize related revenue under our revenue recognition policies;

•	changing market and competitive conditions;

•	failures of our solutions that may harm our reputation or result in contractual penalties or terminations;

•	product or project failures by our clients that result in the cancellation, slowing down or deferring of projects;

•	changes to our cost structure, including changes to our cost of postage, data acquisition, data storage and management, data security and labor;

•	delays in adopting our solutions associated with data privacy concerns;

•	changes in laws or regulations, directly affecting either our operations, those of our clients or utility consumers;

•	delays in, or denials of, regulatory approvals for our utility clients and utility client implementations and deployments;

•	political and consumer sentiment and the related impact on the scope and timing of deployment of our products and solutions;

•	economic, regulatory and political conditions in the markets where we operate or anticipate operating;

•	the addition of new employees and the retention of existing employees; and

•	extraordinary expenses such as litigation or other dispute-related settlement payments.

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

Competition in our market involves rapidly changing technologies, evolving regulatory requirements and industry expectations, frequent new product introductions and changes in client requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our utility clients and continue to develop and introduce new products, features and solutions in a timely and efficient manner. We compete with software suppliers to utilities. Our key competitors currently include Aclara, C3 IoT, EnerNOC, Schneider Electric, Silver Spring Networks, Simple Energy and Tendril, as well as many other smaller providers. Certain of these companies have, and future competitors may have, substantially greater financial, marketing, technological and other resources than we do.

Additionally, with respect to our energy efficiency programs, we compete with energy efficiency providers that provide utilities with other efficiency programs and demand response companies that offer programs specifically focused on reduction in peak capacity. If these programs become more cost effective, it would harm our business. For example, if the cost of alternative efficiency approaches, such as light bulb replacement subsidies or home retrofits, decreased or if utilities could more easily deploy those measures on a large scale, our business could be harmed.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. In addition, tax laws in new jurisdictions in which we may conduct business in the future may not be as favorable as the equivalent laws in the jurisdictions in which we currently conduct business. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our utility clients to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our utility clients to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future utility clients may elect not to purchase our products and solutions in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our utility clients’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. The occurrence of any or all of these events could harm our business and results of operations.

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

Historically, we have not collected sales tax from our clients nor have we remitted such taxes in many states where we sell our products and solutions. Although we believe we are not obligated to collect sales taxes from our clients in those jurisdictions, states or one or more countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our utilities, or utilities may take a different tax position from the position we would recommend. A successful assertion that we should be collecting additional sales or other taxes on our products or solutions could discourage clients from purchasing our solutions or otherwise harm our business and results of operations.

We rely on our management team and key personnel to grow our business, and the loss of key employees or inability to hire key personnel could harm our business.

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

Volatility or lack of performance in our stock price may affect our ability to retain our senior management and key personnel. Many of our longest-tenured employees, including members of our senior management and other key personnel with deep institutional knowledge, hold significant vested and unvested stock options and shares of our common stock. Employees may be more likely to leave us if the shares they own, the shares that are expected to vest in the future or the shares underlying their vested and unvested stock options have significantly depreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. As a result of these factors, we may be unable to attract or retain qualified personnel. Our inability to retain the necessary personnel to run and grow our business could harm our business and results of operations.

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

We were founded in 2007 and the majority of our revenue growth has occurred since 2010. We have a limited operating history in an evolving market that may not develop as expected. This limited operating history makes it difficult to effectively assess or forecast our future prospects. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in the technology industry, such as the risks and uncertainties described in this Annual Report on Form 10-K. If our assumptions regarding these risks and uncertainties are incorrect or change due to changes in our markets, or if we do not address these risks successfully, our financial results and results of operations may differ materially from our expectations and our business may suffer.

Our marketing efforts depend significantly on our ability to receive positive references from our existing utility clients.

We operate in an industry with a limited number of buyers and reputation is particularly important as a result. Our clients often serve as references for each other, and they have been known to discuss the performance of our products and solutions with each other. Consequently, our marketing efforts depend significantly on our ability to call on our current utility clients to provide positive references. Given our limited number of utility clients, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit the market acceptance of our products and solutions and impair our ability to attract new utility clients and maintain existing utility clients. Any of these consequences could harm our business, financial condition and results of operations.

Our business depends substantially on clients renewing, upgrading and expanding their solutions with us. Any decline in our client renewals, upgrades and expansions may harm our future results of operations.

Our ability to grow depends substantially on our ability to expand our business with existing clients. To date, a significant portion of our growth has resulted from our ability to sell new products and solutions and expand existing products and solutions sold to current clients. We have limited historical data with respect to rates of client renewals, upgrades and expansions so we may not accurately predict future trends in these areas. Our clients’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our solutions, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our clients’ spending levels due to the macroeconomic environment or other factors. If our clients believe that our service offerings are not sufficiently scalable, effective or do not provide adequate information security, they will not expand their solutions with us, and our profitability and gross margin may be harmed. In addition, our products and solutions may prove less effective meeting the needs of utilities in competitive and international markets and we may experience greater client attrition in these markets. If our clients do not renew their subscriptions for our solutions, renew on less favorable terms or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline.

If the market for our cloud-based delivery model develops more slowly than we expect, our growth may slow or stall, and our results of operations would be harmed.

Use of cloud-based or SaaS applications to manage and automate enterprise IT is at an early stage within our industry. We do not know whether the trend of adoption of enterprise SaaS solutions we have experienced in the past will continue in the future. In particular, many utilities have invested substantial personnel and financial resources to integrate legacy software into their businesses over time, and some have been reluctant or unwilling to migrate to SaaS. Furthermore, some utilities have been reluctant or unwilling to use SaaS because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if other SaaS providers experience security incidents, loss of client data, disruptions in delivery or other problems, the market for SaaS solutions as a whole, including our service, may be negatively impacted. If the adoption of cloud-based or SaaS solutions does not continue, the market for our solutions may stop developing or may develop more slowly than we expect, either of which would harm our results of operations.

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

In addition, we subcontract certain services to third parties in order to fulfill important commitments to our utility clients. For example, we work with a software provider that provides complementary small business and commercial client services for our utility clients. Any failure of a subcontractor to perform in accordance with their contract or to otherwise remain compliant with their commitments to us or to remain solvent could harm our business, financial condition and results of operations.

Security breaches involving our products or solutions, publicized breaches in similar products and solutions offered by others, or the public perception of security risks or vulnerability created by the deployment of new technologies in general, whether or not valid, could harm our business.

The security measures we have adopted may not function as expected or may prove insufficient to detect unauthorized activity and prevent or minimize (i) security breaches, (ii) the unauthorized collection, use and disclosure of personal data or other information, or (iii) loss, theft or corruption of information or personal data by parties entrusted with it. Additionally, we may not have adopted security measures similar to those of other companies that manage similar data as us. In each case, as a result, our products and solutions and the third-party products and solutions we utilize may be subject to significant real or perceived security breaches and other unauthorized collection, use, or disclosure of personal data or other information.

Our platform collects, stores, compiles and analyzes potentially sensitive information related to consumers’ energy usage. We store and/or come into contact with sensitive personally-identifiable information and other consumer information and data. If, in handling this information, we, our partners or our utility clients fail to comply with privacy or security laws, we could face significant legal, financial, and reputational exposure to claims of government agencies, regulatory bodies, utility clients and consumers whose privacy is compromised. Even the perception that we, our partners or our utility clients have improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may attempt to breach our security measures or inappropriately use or access our software or the network hardware through computer viruses, physical or electronic break-ins, and other means. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and solutions and our business could be harmed.

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

Concerns about security or client privacy may result in the adoption of legislation that restricts the implementation of technologies like ours or requires us to make modifications to our products such as limiting how we collect, use and store data, which could significantly limit the deployment of our technologies or result in significant expense to modify our products.

Any real or perceived security breach, or data leak affecting us, our clients or regarding information similar to the type we collect, or the unauthorized collection, use or disclosure of information or personal data could harm our reputation and result in significant legal and financial exposure, including increased remediation costs and security protection costs, inhibit market acceptance of our products and solutions, halt or delay the deployment by utilities of our products and solutions, cause us to lose clients, harm our reputation, trigger unfavorable legislation and regulatory action, or inhibit the growth of the overall market for new products and solutions being sold to the utility industry. Any of these risks could harm our business, financial condition and results of operations.

Interruptions or delays in service from our data center facilities, or problems with the hardware or software that we employ, could impair the delivery of our solutions and harm our business.

We currently utilize data center facilities in the United States and Canada. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely in part on software and hardware technology provided by third parties to enable us to provide these solutions. Any damage to, or failure of, these data centers or the hardware and software we employ, could result in significant and lengthy interruptions in our ability to provide our solutions to our utility clients and their subscribers. We do not carry business interruption insurance sufficient to compensate us for potentially significant losses that result from service interruptions and system failures. Such interruptions and system failures could reduce our revenue and bookings, cause us to issue credits or pay penalties, cause clients to terminate their agreements with us and harm our reputation and our ability to attract new utility clients.

The measures we have taken to mitigate service interruptions may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or internal controls, could adversely affect our ability to accurately forecast sales demand, achieve accuracy in the conversion of electronic data and records, and report financial and management information, including the filing of our quarterly or annual reports with the SEC, on a timely and accurate basis. Failure to properly or adequately address these issues, as well as to manage and protect our infrastructure, could result in the diversion of management’s attention and resources, adversely affect our ability to manage our business and to meet our obligations to our clients, and materially adversely affect our business, financial condition and results of operations.

If our products contain defects or otherwise fail to perform as expected our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could be harmed.

Our software platform is complex and may contain defects or experience failures due to any number of issues. The satisfactory performance, reliability and availability of our platform is critical to our success. From time to time, we have found defects in our software, and new errors in our existing software may be detected in the future. If any of our products contain a material defect, do not function as anticipated, or do not safeguard client data consistent with industry standards we may have to devote significant time and resources to find and correct the issue. Any system delays, interruptions or disruptions to our servers caused by telecommunications failures, computer viruses, physical break-ins, domain attacks, hacking or other attempts to harm our systems or servers that results in the unavailability or slowdown of our products or loss of data would reduce the attractiveness of our products. We may also experience interruptions caused by reasons beyond our control. Efforts to correct problems could divert the attention of our management team and other relevant personnel from other important tasks. Such failings might damage our reputation and relationships with utilities; result in the loss of business to competitors; result in fines or regulatory penalties against us; and result in litigation against us.

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

Our data collection and analysis systems are complex and may contain material defects or errors. In addition, the large amount of data that we collect may cause errors in our data collection and analysis systems. Any defect in our data collection software, network systems, statistical projections or other methodologies could result in:

•	loss of clients;

•	damage to our brand;

•	lost or delayed market acceptance and sales of our products and solutions;

•	interruptions in the availability of our products and solutions;

•	the incurrence of substantial costs to correct any material defect or error;

•	sales credits, refunds or liability to our clients;

•	diversion of development resources; and

•	increased warranty and insurance costs.

Any material defect or error in our data collection systems could adversely affect our reputation and results of operations.

Our clients frequently insist on customized products, or products that we have otherwise not previously developed, which are often difficult for us to deliver in a timely and cost-effective manner. If we are not able to find a long-term solution for client customization requests, our business and results of operations may suffer.

Our clients often request customized service that is costly and time consuming for us to deliver. While we try to limit customization of our product for individual clients, customizations continue to take up valuable research and development resources and may delay the launch of our platform to some clients. We are taking steps to make customization requests easier to fulfill, but those efforts may prove to be unsuccessful. If we are unable to make customization requests easier to fulfill, client satisfaction would be negatively affected and our business and results of operations may suffer.

Our business may be harmed if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. In addition, we may be contractually obligated to indemnify our utility clients or other third parties that use or resell our products in the event our products are alleged to infringe a third party’s intellectual property rights. In many cases, these indemnification obligations are uncapped. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be harmed. Additionally, our utility clients may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and solutions. The occurrence of any of these events may harm our business, financial condition and results of operations.

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

Our solutions may be subject to data protection laws and regulations that impose a general framework for the collection, processing and use of personal data. Our platform and solutions rely on the transfer of data relating to individual energy usage and may be affected by these laws and regulations. It is unclear how the regulations governing the collection, use and disclosure of personal data in connection with privacy requirements will further develop in the United States and internationally, and to what extent this may affect our solutions. In particular, Public Utility Commissions in some states are developing breach notification and other privacy regulations that may be more stringent than privacy laws generally applicable in those states and may impose increased costs on utilities and their service providers. Additionally, in 2015, the European Court of Justice declared invalid the 20-year-old safe harbor framework on which we and thousands of other U.S. and European companies relied to comply with cross-border data transfer restrictions under European Union law. As a result, European businesses face uncertainty about their ability to lawfully transfer client data to U.S. vendors, such as Opower, and there is an increased risk of regulatory enforcement actions and fines against European and U.S. businesses that exchange European residents’ personal data. These developments could harm our business, financial condition and results of operations.

We are subject to international business uncertainties that could harm our business and results of operations or slow our growth.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and client base worldwide. Operating in international markets requires significant resources and management attention and we have limited experience entering new geographic markets. We operate a subsidiary in Odessa, Ukraine, which we formed to expand our research and development and implementation workforce. Ukraine is experiencing significant unrest, which previously escalated into an armed conflict with Russia. In addition, the United States and other countries have placed economic sanctions on the Crimea region of Ukraine and numerous individuals and businesses in Ukraine. Additional sanctions are possible as the situation continues. The conflict and associated sanctions may impact our operations, which would in turn compromise our ability to develop our products at the pace and cost that we desire. The regulatory environment in the Ukraine may result in operational delays and regulatory compliance burdens that we may not be able to meet. Therefore, this and other international efforts may not be successful.

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

Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our business approach and technology to take into account such factors as differing client business models, product requirements and needs, the applicable regulatory and business environment, labor costs and other economic conditions. These factors may harm our future international sales and, consequently, our business, financial condition and results of operations and slow our future growth.

Federal, state and international laws regulating telephone and email marketing practices impose certain obligations on marketers, which could reduce our ability to expand our business.

We make telephone calls and send emails and text messages as part of our solutions. The United States regulates marketing by telephone, text message and email. The Telephone Consumer Protection Act (“TCPA”) prohibits companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and imposes other obligations and limitation on making phone calls and sending text messages to consumers. The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We and our clients may need to comply with such laws and any associated rules and regulations. States and other countries have similar laws related to telemarketing and commercial emails. Additional or modified laws and regulations, or interpretations of existing, modified or new laws, regulations and rules, could prohibit or increase the cost of engaging with energy consumers and impair our ability to expand the use of our solutions, including our demand response solution, to more clients. Failure to comply with obligations and restrictions related to telephone, text message and email marketing could subject us to lawsuits, fines, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business. Moreover, there has been a recent increase in litigation alleging violations of laws relating to telemarketing and a recent declaratory ruling by the Federal Communications Commission interpreting the TCPA is expected to increase the exposure of companies that operate telephone and text messaging campaigns to class action litigation alleging violations of the TCPA. If we or our clients become subject to such litigation, it could result in substantial costs to our business and impair our ability to expand the use of our solutions.

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

We have had a material weakness in the past. If we fail to maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor views of us and the value of our common stock.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we and our independent registered public accounting firm identified a material weakness in the design and operation of our internal control over financial reporting. The material weakness related to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements during that period. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

For a description of this material weakness in our internal control over financial reporting identified in December 31, 2014 and our remediation efforts as of December 31, 2015, see Item 9A. “Controls and Procedures.”

Although we have remediated the material weakness described above, there can be no assurance that such controls will effectively prevent material misstatements in our consolidated financial statements in future periods. We may experience control deficiencies or material weakness in the future, which could adversely impact the accuracy and timeliness of our future reporting and reports and filings we make with the SEC. If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on the accuracy, timeliness and reliability of our financial reporting, which could in turn, have a negative effect on our financial condition and results of operations as well as the price of our publicly traded securities.

We are obligated to develop and maintain a system of effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

Acquisitions of other businesses, products or technologies could disrupt our business and harm our financial condition and results of operations.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. We have not completed any acquisitions to date and we therefore have no experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing products and solutions. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or client issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

We may not be able to utilize a significant portion of our net operating loss carryforwards, which could harm our results of operations.

As of December 31, 2015, we had U.S. federal net operating loss carryforwards due to prior period losses of $133.5 million for U.S. federal purposes, which if not utilized will begin to expire in 2027. Realization of these net operating loss carryforwards is dependent upon future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could harm our results of operations.

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

A significant catastrophic event such as war, acts of terrorism, natural disasters, such as earthquakes, fire or floods, loss of power, computer viruses, or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair deployment of our solutions by our utility clients, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our utility clients from honoring their contractual obligations to us or otherwise harm our business. To the extent that such disruptions or uncertainties result in delays or cancellations of the deployment of our products and solutions, our reputation, business, results of operations and financial condition could be harmed.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers and directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of February 29, 2016, our executive officers and directors and entities that are affiliated with them beneficially owned, in the aggregate, 48.4% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our IPO in April 2014 at a price of $19.00 per share, our stock price has ranged from $7.30 to $26.00 through February 29, 2016. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of February 29, 2016, we had 53,179,995 shares of common stock outstanding.

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

Our corporate headquarters is located in Arlington, Virginia, where we currently lease approximately 52,253 square feet of space under lease agreements that expire in May 2018. We lease approximately 34,487 square feet of space in San Francisco, California under a lease that expires in March 2018. We also lease office space in the United Kingdom, Singapore, Japan and Ukraine.

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

Our common stock has been listed on the New York Stock Exchange under the symbol “OPWR” since April 4, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Fiscal 2014
Second Quarter (from April 4, 2014)	$26.00	$15.52
Third Quarter	$19.36	$15.03
Fourth Quarter	$18.74	$13.00

	High	Low
Fiscal 2015
First Quarter	$15.52	$8.70
Second Quarter	$12.97	$9.65
Third Quarter	$12.11	$8.03
Fourth Quarter	$11.00	$8.50

As of February 29, 2016, we had 68 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Opower, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph shows a comparison from April 4, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the NYSE Composite Index and the S&P 500 Internet Software & Services Index. Such returns are based on historical results and are not intended to suggest future performance.

	4/4/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Opower, Inc.	$100.00	$81.96	$82.00	$61.87	$44.04	$50.04	$38.74	$45.91
NYSE Composite Index	$100.00	$104.40	$101.77	$103.06	$103.63	$102.74	$93.18	$96.45
S&P 500 Internet Software & Services Index	$100.00	$106.88	$113.76	$109.25	$113.06	$112.14	$121.95	$145.63

Use of Proceeds from Public Offering of Common Stock

In April 2014, we closed our initial public offering of common stock (the “IPO”), in which we sold 7,015,000 shares of common stock at a price to the public of $19.00 per share, including shares sold in connection with the exercise of the underwriters’ over-allotment option. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-194264), which was declared effective by the SEC on April 3, 2014. We raised $121.8 million in net proceeds after deducting underwriting discounts and commissions of $9.3 million and estimated offering expenses of $2.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 4, 2014 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy, which provides for investments in registered money market funds, commercial paper, certificates of deposit, U.S. government and agency securities, and corporate notes and bonds. The managing underwriters of our IPO were Morgan Stanley & Co. LLC and Goldman, Sachs & Co. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

ITEM 6.	Selected Consolidated Financial and Other Data

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements, related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$131,778	$115,477	$82,315	$47,055	$25,956
Services	16,913	12,962	6,388	4,701	2,790

Total revenue	148,691	128,439	88,703	51,756	28,746

Cost of revenue (1):
Subscription	39,917	32,017	24,294	13,812	9,541
Services	16,146	12,108	7,798	5,768	5,646

Total cost of revenue	56,063	44,125	32,092	19,580	15,187

Gross profit	92,628	84,314	56,611	32,176	13,559

Operating expenses (1):
Sales and marketing	62,940	61,267	33,116	22,458	14,989
Research and development	54,095	45,999	29,496	18,006	15,728
General and administrative	18,988	17,844	7,816	4,071	4,138

Total operating expenses	136,023	125,110	70,428	44,535	34,855

Operating loss	(43,395)	(40,796)	(13,817)	(12,359)	(21,296)
Other income (expense), net	(1,088)	(1,042)	(321)	54	(1)

Loss before income taxes	(44,483)	(41,838)	(14,138)	(12,305)	(21,297)
Provision for (benefit from) income taxes	376	(87)	23	27	—

Net loss	$(44,859)	$(41,751)	$(14,161)	$(12,332)	$(21,297)

Weighted-average common stock outstanding (2):
Basic and diluted	51,291	41,921	21,121	19,442	17,836

Net loss per share (2):
Basic and diluted	$(0.87)	$(1.00)	$(0.67)	$(0.63)	$(1.19)

(1)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Subscription	$838	$327	$40	$16	$8
Services	1,412	1,027	164	128	87
Sales and marketing	9,178	8,932	1,487	527	348
Research and development	7,418	5,623	960	468	389
General and administrative	3,712	4,473	974	48	128

Total stock-based compensation	$22,558	$20,382	$3,625	$1,187	$960

(2)	See Note 11 to our financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,931	$125,725	$28,819	$24,597	$28,333
Investments	71,481	—	—	—	—
Working capital (deficit)	25,276	86,490	(11,851)	(1,729)	12,062
Property and equipment, net	17,879	17,672	10,813	6,127	3,403
Total assets	173,761	184,497	63,135	42,637	36,779
Deferred revenue	73,322	64,269	52,390	32,395	17,132
Total indebtedness	456	1,045	3,673	—	—
Total stockholders’ equity (deficit)	78,135	100,801	(6,263)	1,986	12,248

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net loss	$(44,859)	$(41,751)	$(14,161)	$(12,332)	$(21,297)
Provision for (benefit from) income taxes	376	(87)	23	27	—
Other (income) expense, including interest	1,088	1,042	321	(54)	1
Depreciation and amortization	11,342	7,198	3,766	1,599	626
Stock-based compensation	22,558	20,382	3,625	1,187	960

Adjusted EBITDA	$(9,495)	$(13,216)	$(6,426)	$(9,573)	$(19,710)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Opower is a leading provider of cloud-based enterprise software to the utility industry. Utilities use our customer engagement platform to manage energy demand and provide customer care. Our software analyzes energy data and presents personalized insights that motivate reductions in energy consumption, lower cost-to-serve and improve the client experience. The utility industry is large and cloud-based software is not deeply penetrated. We believe that we are uniquely positioned to use state of the art software to transform the way the utility industry engage their customers.

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

We generate revenue from utilities by selling primarily multi-year subscriptions to our software. Subscription fees are generally based upon the number of households and businesses served and the solutions selected. Although the number of households and businesses has some impact on our revenue, the number of households or businesses served is not directly correlated with revenue. The price we receive per household or business varies for each client. For this reason, we do not treat the number of households or businesses served as one of our key performance indicators for our business. However, we do monitor this metric to understand the general adoption of our solutions by our clients.

Our growth is driven by acquiring new clients, expanding existing clients, and increasing client penetration. New clients typically contract with us for one to six years and renew for one year or more. Our number of utility clients has increased from 63 as of December 31, 2011 to 100 clients as of December 31, 2015. We have expanded with existing clients by cross selling different solutions and adding households and businesses that use our platform. The number of households and businesses on our platform has grown from 1.4 million at December 31, 2010 to more than 60 million at December 31, 2015.

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2015, 2014 and 2013, our revenue was $148.7 million, $128.4 million and $88.7 million, respectively. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $44.9 million, $41.8 million and $14.2 million, respectively. We have grown from 162 employees as of December 31, 2010 to 599 employees as of December 31, 2015. As of December 31, 2015, our backlog was $480 million, of which only the billed or collected amounts are included in deferred revenue. Backlog is composed of amounts recognized as liabilities in our Consolidated Balance Sheets as deferred revenue (billed or collected) as well as unearned amounts yet to be billed under our contracts. Our backlog may not necessarily be indicative of future revenue in any given period or at all, as such orders may be performed over several years, delayed or cancelled.

Key Factors Affecting Our Performance

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunity is large and underpenetrated and we will continue to invest in sales and marketing to grow our client base, expand with existing clients, grow internationally and drive additional revenue. We also expect to invest in research and development to enhance our platform and develop complementary solutions. To support our expected growth and our transition to a public company, we plan to invest in other operational and administrative functions.

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

Adding New Utility Clients. Our client base is an indicator of our market penetration, growth and future revenue. We believe that we are positioned to grow for many years to come. With 100 clients as of December 31, 2015, we believe we have a substantial opportunity to expand our number of utility clients in the coming years. The number of new clients signed may vary period to period for several reasons, including the long length and general inconsistency of our sales cycle.

Expanding with and Cross-Selling to Existing Clients. Our existing clients continue to represent a large opportunity for us to expand to more households and businesses and to cross-sell additional solutions.

Key Performance Indicators for Our Business

We regularly review a number of metrics to measure our performance, formulate financial projections, evaluate growth trends and determine business strategy. In addition to the metrics discussed below, we also review gross margin and operating expenses, which we discuss in the “—Basis of Presentation” section.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Financial Metrics:
Total Revenue	$148,691	$128,439	$88,703
Period-over-period percentage increase	16%	45%	71%
Adjusted EBITDA (1)	$(9,495)	$(13,216)	$(6,426)

Operating Metrics:
Number of clients (2)	100	98	93

(1)	We define adjusted EBITDA as net loss plus provision for income taxes; other (income) expense, including interest; depreciation and amortization; and stock-based compensation. Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “Part II, Item 6. Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures.”
(2)	We define clients as distinct buying entities (which in some cases include national or regional subsidiaries of large utilities as well as utilities for which we provide services through subcontracting arrangements) with which we have active agreements and which have committed to a minimum level of non-refundable fees for which services are to be provided or are being provided.

Basis of Presentation

Revenue

We offer subscriptions to our cloud-based data analytics platform and deliver services to our clients. We derive our revenue from fees for these subscriptions and services.

Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers. Revenue for subscription fees is generally recognized ratably over the contract term beginning on the date the service is available to the client, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to six years.

Service fees cover specific services performed for our utility clients, which may include program enablement services, research, program customizations and training, custom development on top of our software platform, as well as services provided by third party providers for which we are the principal in the arrangement with the client. Program enablement fees, which tend not to provide stand-alone value, are deferred and recognized ratably over the expected customer relationship period, which is generally the greater of four years or the contract period. Opower evaluates whether the other services provided represent separate units of accounting in each arrangement and, based on this assessment, revenue is recognized either ratably over the contract term or on a completed contract basis.

Our fees are generally non-refundable once billed and are generally collected in advance of service delivery. We record amounts that have been billed as deferred revenue. Payment terms vary by contract, therefore the annualized value of the orders we enter into with our clients will not be completely reflected in deferred revenue at any single point in time. Accordingly, we do not believe that change in deferred revenue is an accurate indicator of future revenues for a given period of time.

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

Our cost of revenue for subscription and services is expensed as incurred. However, the related revenue for delivery of our services is deferred until commencement of delivery services and is recognized ratably over the related subscription term. Therefore, costs associated with delivering these services are not always expensed in the same period in which revenue is recognized. In particular, the costs of implementing and configuring our software are typically recognized in advance of the related program enablement fees, though such fees are typically billed before they are incurred. As a result, client costs tend to be higher in the initial subscription year of a program based on the effort required to develop system integrations and match client data and gross margin may vary in periods where large new contracts are being implemented.

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

We intend to continue to invest in sales and marketing activities to expand our business. Having scaled our sales and marketing activities in the current and prior year, we expect these expenses to stabilize in absolute dollars and to modestly decrease as a percentage of revenue in the short to medium term.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations and hire additional personnel. As we continue to operate as a public entity, we expect to incur additional expense related to increased accounting and auditing services, increased outside counsel assistance, increased compliance requirements, including filings with the SEC, and enhancing our internal control environment. Over the long term, we expect general and administrative expenses to decline as a percentage of revenue as we achieve scale.

Other Income and Expenses. Other income and expenses consist primarily of interest income, sublease income, interest expense, gains and losses related to foreign currency transactions and accretion expense. Interest income is primarily from investments in available-for-sale securities. Sublease income is related to an office sublease arrangement. Interest expense relates to interest incurred related to capital equipment leasing and on our note payable, which was converted to shares of common stock upon the closing of our IPO. Foreign exchange gains and losses relate to transactions denominated in currencies other than the functional currency of our entities. Accretion expense is related to premiums and discounts on investments in available-for-sale securities.

Results of Operations

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$131,778	$115,477	$82,315
Services	16,913	12,962	6,388

Total revenue	148,691	128,439	88,703

Cost of revenue (1):
Subscription	39,917	32,017	24,294
Services	16,146	12,108	7,798

Total cost of revenue	56,063	44,125	32,092

Gross profit	92,628	84,314	56,611

Operating expenses (1):
Sales and marketing	62,940	61,267	33,116
Research and development	54,095	45,999	29,496
General and administrative	18,988	17,844	7,816

Total operating expenses	136,023	125,110	70,428

Operating loss	(43,395)	(40,796)	(13,817)
Other income (expense), net	(1,088)	(1,042)	(321)

Loss before income taxes	(44,483)	(41,838)	(14,138)
Provision for (benefit from) income taxes	376	(87)	23

Net loss	$(44,859)	$(41,751)	$(14,161)

(1)	Stock-based compensation was allocated as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Subscription	$838	$327	$40
Services	1,412	1,027	164
Sales and marketing	9,178	8,932	1,487
Research and development	7,418	5,623	960
General and administrative	3,712	4,473	974

Total stock-based compensation	$22,558	$20,382	$3,625

	Year Ended December 31,
	2015	2014	2013
	(% of total revenue)
Revenue:
Subscription	89%	90%	93%
Services	11%	10%	7%

Total revenue	100%	100%	100%

Cost of revenue:
Subscription	27%	25%	27%
Services	11%	9%	9%

Total cost of revenue	38%	34%	36%

Gross profit	62%	66%	64%

Operating expenses:
Sales and marketing	42%	48%	37%
Research and development	36%	36%	33%
General and administrative	13%	14%	9%

Total operating expenses	91%	98%	79%

Operating loss	-29%	-32%	-15%
Other income (expense), net	-1%	-1%	0%

Loss before income taxes	-30%	-33%	-15%
Provision for (benefit from) income taxes	0%	0%	0%

Net loss	-30%	-33%	-15%

Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$131,778	89%	$115,477	90%	$16,301	14%
Services	16,913	11%	12,962	10%	3,951	30%

Total revenue	$148,691	100%	$128,439	100%	$20,252	16%

Subscription. Subscription revenue increased primarily as a result of the expansion of programs with existing clients and increased client penetration. Revenue earned from expansions with existing clients increased by $15.3 million for the year ended December 31, 2015. We consider an existing client to be a client that received services in, and for which either subscription or services revenue was recognized, during the year ended December 31, 2014. We achieved expansion of programs by increasing the number of households and businesses on previously deployed solutions and increased client penetration by cross-selling additional products to existing clients. International revenue was 8% and 13% of revenue for the years ended December 31, 2015 and 2014, respectively. While we expect international revenue to grow as a percentage of total revenue in the long term, we expect international revenue as a percentage of total revenue to decrease in 2016 as compared to 2015.

Services. Services revenue increased as a result of the expansion of programs with existing clients and increased client penetration. Revenue earned from expansions with existing clients increased by $3.5 million for the year ended December 31, 2015. We consider an existing client to be a client that received services in, and for which subscription or service revenue was recognized, during the year ended December 31, 2014. International revenue was 21% and 24% of revenue for the years ended December 31, 2015 and 2014, respectively. While we expect international revenue to grow as a percentage of total revenue in the long term, we expect international revenue as a percentage of total revenue to decrease in 2016 as compared to 2015.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2015		2014
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Cost of revenue:
Subscription	$39,917	27%	$32,017	25%	$7,900	25%
Gross margin	70%		72%

Services	16,146	11%	12,108	9%	4,038	33%
Gross margin	5%		7%

Total cost of revenue	$56,063	38%	$44,125	34%	$11,938	27%

Subscription. Cost of revenue increased by $2.9 million due to a higher volume of reports to utility clients, partially offset by a reduction in cost of delivery. The amortization of capitalized internal-use software costs increased by $1.9 million due to continued investment in our software products. Employee compensation and related costs increased by $1.5 million as our headcount increased from December 31, 2014 to December 31, 2015.

Services. Employee compensation and related costs increased by $1.7 million as our headcount increased from December 31, 2014 to December 31, 2015. These new employees were primarily focused on implementing and delivering our services. In addition, third-party and consultant costs increased $1.6 million from December 31, 2014 to December 31, 2015 as a result of the additional professional service launches in the year ended December 31, 2015.

Gross margin was negatively impacted in the year ended December 31, 2015 primarily due to increased costs related to a higher volume of reports delivered to utility clients and increased depreciation and amortization expense as a result of the continued investment in our software products.

Sales and Marketing

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$62,940	$61,267	$1,673	3%
% of total revenue	42%	48%

The increase in sales and marketing expense was primarily attributable to a $1.9 million increase in personnel-related costs. An increase in employee headcount and recognition of stock-based compensation expense mainly drove the increased expenses. From December 31, 2014 to December 31, 2015, the headcount of our sales and marketing staff increased, which drove a $1.7 million increase in salary and related expenses. Stock-based compensation expense increased $0.2 million primarily related to the recognition of compensation cost for restricted stock units. This was offset by a $0.1 million decrease in consulting costs for the year ended December 31, 2015.

Research and Development

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Research and development	$54,095	$45,999	$8,096	18%
% of total revenue	36%	36%

The increase in research and development expense was primarily attributable to a $4.6 million increase in personnel-related costs, mainly driven by an increase in employee headcount and recognition of stock-based compensation expense. From December 31, 2014 to December 31, 2015, the headcount of our research and development staff increased, which drove a $2.8 million increase in salary and related expenses. Stock-based compensation expense increased $1.8 million primarily related to the recognition of compensation cost for the restricted stock units. In addition, there was a $2.1 million increase in amortization expense related to capitalized software costs due to our continued investment in internal-use software.

General and Administrative

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
General and administrative	$18,988	$17,844	$1,144	6%
% of total revenue	13%	14%

The increase in general and administrative expense was primarily attributable to a $1.2 million increase in personnel-related costs, mainly driven by an increase in employee headcount and reduction in stock-based compensation expense. From December 31, 2014 to December 31, 2015, the headcount of our general and administrative staff increased, which drove a $2.0 million increase in salary and related expenses. Stock-based compensation expense decreased $0.8 million primarily related to the reversal of expense related to awards that were forfeited during the year ended December 31, 2015.

Other Income (Expense), Net

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(1,088)	$(1,042)	$(46)	4%
% of total revenue	-1%	-1%

Other income (expense), net primarily reflects net losses associated with currency exchange rate transactions. For the year ended December 31, 2015, the losses were primarily a result of fluctuations in the value of the Canadian dollar, euro and British pound sterling in relation to the U.S. dollar. For the year ended December 31, 2014, the losses were primarily a result of fluctuations in the value of the euro, British pound sterling and Japanese yen in relation to the U.S. dollar.

Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Revenue:
Subscription	$115,477	90%	$82,315	93%	$33,162	40%
Services	12,962	10%	$6,388	7%	6,574	103%

Total revenue	$128,439	100%	$88,703	100%	$39,736	45%

Subscription. Subscription revenue increased as a result of the expansion of programs with existing clients and increased client penetration. Revenue earned from expansions with existing clients increased by $31.0 million for the year ended December 31, 2014. We consider an existing client to be a client that received services in, and for which either subscription or services revenue was recognized, during the year ended December 31, 2013. We achieved expansion of programs by increasing the number of households and businesses on previously deployed solutions and increased client penetration by cross-selling additional products to existing clients. International revenue was 13% and 10% of revenue for the years ended December 31, 2014 and 2013, respectively.

Services. Services revenue increased as a result of the expansion of programs with existing clients and increased client penetration. Revenue earned from expansions with existing clients increased by $6.1 million for the year ended December 31, 2014. We consider an existing client to be a client that received services in, and for which subscription or service revenue was recognized, during the year ended December 31, 2013. International revenue was 24% and 15% of revenue for the years ended December 31, 2014 and 2013, respectively.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2014		2013
	Amount	% of Revenue	Amount	% of Revenue	$ Change	% Change
	(Dollars in thousands)
Cost of revenue:
Subscription	$32,017	25%	$24,294	27%	$7,723	32%
Gross margin	72%		70%
Services	12,108	9%	7,798	9%	4,310	55%
Gross margin	7%		-22%

Total cost of revenue	$44,125	34%	$32,092	36%	$12,033	37%

Subscription. Cost of revenue increased by $4.2 million due to a higher volume of reports to utility clients combined with an increased cost of delivery. Employee compensation and related costs increased by $1.6 million as our headcount increased from December 31, 2013 to December 31, 2014. The amortization of capitalized internal-use software costs increased by $1.2 million due to continued investment in our software products.

Services. Employee compensation and related costs increased by $2.6 million as our headcount increased from December 31, 2013 to December 31, 2014. These new employees were primarily focused on implementing and delivering our services. Costs related to a user conference in February 2014 resulted in an increase to cost of revenue of $0.4 million for the year ended December 31, 2014.

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

Sales and Marketing

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$61,267	$33,116	$28,151	85%
Percentage of revenue	48%	37%

The increase in sales and marketing expense was primarily attributable to a $21.8 million increase in personnel-related costs. An increase in employee headcount and recognition of stock-based compensation expense mainly drove the increased expenses. From December 31, 2013 to December 31, 2014, the headcount of our sales and marketing staff increased, which drove a $14.4 million increase in salary and related expenses. Stock-based compensation expense increased $7.4 million primarily related to the recognition of compensation cost for the performance-based restricted stock units in connection with the IPO. Costs related to information technology and rent, market and regulatory consulting as well as client relationship management software expenses further increased sales and marketing expenses by $2.5 million in the year ended December 31, 2014. We also increased spending on sales and marketing-related travel and marketing events by $2.3 million in the year ended December 31, 2014.

Research and Development

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Research and development	$45,999	$29,496	$16,503	56%
Percentage of revenue	36%	33%

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

General and Administrative

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
General and administrative	$17,844	$7,816	$10,028	128%
Percentage of revenue	14%	9%

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

Other Income (Expense), Net

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$(1,042)	$(321)	$(721)	225%
Percentage of revenue	(1)%	0%

For the year ended December 31, 2014, net other expense increased primarily as a result of an increase in foreign currency losses of $1.1 million compared to the prior period primarily due to the strengthening of the U.S. dollar against the euro, the British pound sterling, and the Japanese yen. The foreign currency losses were partially offset by an increase in rental income of $0.3 million related to an office sublease agreement beginning in the third quarter of 2013 and continuing through the current period.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2015. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our quarterly results may fluctuate due to various factors affecting our performance. Therefore, these quarterly results of operations are not necessarily indicative of our results of operations for a full year or any future period.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except for per share amount(s), unaudited)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$26,191	$28,458	$29,953	$30,875	$30,386	$32,164	$34,786	$34,442
Services	2,382	2,789	3,821	3,970	3,035	3,623	4,150	6,105

Total revenue	28,573	31,247	33,774	34,845	33,421	35,787	38,936	40,547
Cost of revenue (1):
Subscription	6,836	7,772	8,506	8,902	8,430	9,853	9,656	11,978
Services	3,099	3,001	2,706	3,303	3,584	4,099	4,123	4,340

Total cost of revenue	9,935	10,773	11,212	12,205	12,014	13,952	13,779	16,318
Gross profit	18,638	20,474	22,562	22,640	21,407	21,835	25,157	24,229
Operating expenses (1)
Sales and marketing	11,999	17,379	14,580	17,309	14,501	15,519	14,538	18,382
Research and development	10,754	12,200	11,177	11,868	12,213	13,722	13,857	14,303
General and administrative	3,218	5,551	4,241	4,834	4,575	4,714	4,743	4,956

Total operating expenses	25,971	35,130	29,998	34,011	31,289	33,955	33,138	37,641

Operating loss	(7,333)	(14,656)	(7,436)	(11,371)	(9,882)	(12,120)	(7,981)	(13,412)
Other income (expense), net	397	(177)	(723)	(539)	(1,037)	151	(343)	141

Loss before income taxes	(6,936)	(14,833)	(8,159)	(11,910)	(10,919)	(11,969)	(8,324)	(13,271)
Provision for (benefit from) income taxes	44	(28)	37	(140)	55	56	(33)	298

Net loss	$(6,980)	$(14,805)	$(8,196)	$(11,770)	$(10,974)	$(12,025)	$(8,291)	$(13,569)

Weighted-average common stock outstanding(2):
Basic and diluted	22,002	46,370	49,091	49,839	50,523	51,075	51,550	51,996
Net loss per share:
Basic and diluted	$(0.32)	$(0.32)	$(0.17)	$(0.24)	$(0.22)	$(0.24)	$(0.16)	$(0.26)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, unaudited)
Subscription	$15	$105	$75	$132	$147	$235	$181	$275
Services	64	429	230	304	265	365	331	451
Sales and marketing	749	4,226	2,019	1,938	1,888	2,380	2,211	2,699
Research and development	297	2,596	1,195	1,535	1,658	2,032	1,872	1,856
General and administrative	537	1,920	968	1,048	1,046	987	741	938

Total stock-based compensation	$1,662	$9,276	$4,487	$4,957	$5,004	$5,999	$5,336	$6,219

(2)	See Note 11 to our financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, unaudited)
Percentage of Revenue:
Revenue:
Subscription	92%	91%	89%	89%	91%	90%	89%	85%
Services	8%	9%	11%	11%	9%	10%	11%	15%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
Subscription	24%	25%	25%	26%	25%	28%	25%	30%
Services	11%	10%	8%	9%	11%	11%	11%	11%

Total cost of revenue	35%	35%	33%	35%	36%	39%	36%	41%
Gross profit	65%	65%	67%	65%	64%	61%	64%	59%
Operating expenses
Sales and marketing	42%	56%	43%	50%	43%	43%	37%	45%
Research and development	38%	39%	33%	34%	37%	38%	36%	35%
General and administrative	11%	18%	13%	14%	14%	13%	12%	12%

Total operating expenses	91%	113%	89%	98%	94%	94%	85%	92%

Operating loss	-26%	-48%	-22%	-33%	-30%	-33%	-21%	-33%
Other income (expense), net	1%	-1%	-2%	-2%	-3%	0%	-1%	0%

Loss before income taxes	-25%	-49%	-24%	-35%	-33%	-33%	-22%	-33%
Provision for (benefit from) income taxes	0%	0%	0%	0%	0%	0%	0%	1%

Net loss	-25%	-49%	-24%	-35%	-33%	-33%	-22%	-32%

Liquidity and Capital Resources

As of December 31, 2015, our principal sources of liquidity were cash, cash equivalents, and investments in available-for-sale securities totaling $97.4 million. Our cash equivalents and investments are comprised of money market funds, commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. Since our inception, we have financed our operations primarily through private placements of preferred stock, client payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations, a convertible note and our IPO.

In March 2013, we entered into a convertible loan agreement with E.ON SE, one of our utility clients, pursuant to which E.ON SE issued us a $2.5 million loan with an interest rate of 5% per year, compounding annually. Upon the closing of the IPO, the convertible note held by E.ON SE automatically converted into 157,664 shares of common stock.

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

In June 2015, we executed an amendment to our revolving credit facility that increased the availability from $15.0 million to $30.0 million. The credit facility contains financial covenants that require a minimum adjusted quick ratio and compliance with quarterly Adjusted EBITDA targets. In addition, the credit facility contains various negative covenants that limit our other indebtedness, investments, liens and transactions. As of December 31, 2015, we were in compliance with each of these financial covenants, had full borrowing capacity available and have not yet drawn on the facility.

We believe our current cash, cash equivalents, investments, cash flows from operations and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash used in operating activities	$(14,312)	$(12,866)	$6,667
Net cash used in investing activities	(81,540)	(12,431)	(7,328)
Net cash provided by (used in) financing activities	(2,682)	123,389	4,908
Effect of exchange rate changes on cash and equivalents	(1,260)	(1,186)	(25)

Net increase (decrease) in cash and cash equivalents	$(99,794)	$96,906	$4,222

Operating Activities

For the year ended December 31, 2015, operating activities used $14.3 million in cash as compared to cash used by operating activities of $12.9 million for the year ended December 31, 2014. The cash used by operating activities for the year ended December 31, 2015 was primarily related to our increase in investments in both sales and marketing and research and development, consisting primarily of payments of compensation to employees. Significant changes in our operating assets and liabilities included an increase in accounts receivable of $16.6 million partially offset by an increase in deferred revenue of $9.2 million primarily related to billings in the fourth quarter of 2015 pursuant to the renewal and expansion of certain of our largest clients.

As we continue to invest in sales and marketing and research and development, we expect that we will experience a net usage of cash flows from operations for fiscal year 2016.

For the year ended December 31, 2014, operating activities used $12.9 million in cash as compared to cash provided by operating activities of $6.7 million for the year ended December 31, 2013. The cash used by operating activities for the year ended December 31, 2014 was primarily related to our increase in investments in both sales and marketing and research and development, consisting primarily of payments of compensation to employees. Significant changes in our operating assets and liabilities included an increase in accounts receivable of $15.9 million partially offset by an increase in deferred revenue of $11.6 million. Positive cash flows in 2013 were driven largely by slower than anticipated hiring as we sought additional qualified personnel, leading to our headcount being lower than forecasted.

Investing Activities

Cash used in investing activities for the year ended December 31, 2015 was $81.5 million compared to $12.4 million for the year ended December 31, 2014. The primary use of cash for investing activities was for the purchase of available-for-sale securities that occurred in the third quarter of 2015, partially offset by a decrease in purchase of equipment and cash compensation for employees and consultants relating to the development of capitalized software for internal use.

Cash used in investing activities for the year ended December 31, 2014 was $12.4 million compared to $7.3 million for the year ended December 31, 2013. The primary use of cash for investing activities was for the purchase of equipment in all periods and the payment of salaries relating to the development of capitalized software for internal use.

Financing Activities

Cash used in financing activities for the year ended December 31, 2015 was $2.7 million compared to cash provided of $123.4 million for the year ended December 31, 2014. The cash used in financing activities for the year ended December 31, 2015 was primarily related to taxes paid related to net share settlement of equity awards of $5.1 million partially offset by proceeds from stock option exercises of $3.0 million. Cash provided by financing activities for the year ended December 31, 2014 was primarily related to our initial public offering where we raised $124.0 million in proceeds, net of underwriting discounts and commissions partially offset by $1.9 million in payment of offering cost.

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

Commitments

As of December 31, 2015 and 2014, we had $1.3 million in letters of credit outstanding in favor of certain landlords for office space and collateralized as part of our secured loan agreement. To date, no amounts have been drawn against the letters, which renew annually and mature at various dates through April 2018.

Our principal commitments primarily consist of obligations under leases for office space and obligations under capital leases for equipment. As of December 31, 2015, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Facilities leases	$8,937	$5,663	$3,274	$—	$—
Capital lease obligations	512	449	63	—	—

Total	$9,449	$6,112	$3,337	$—	$—

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

Revenue Recognition

We derive our revenue from contractual agreements with utility providers based on subscriptions and services provided to those utilities, which include analyzing data provided by the utilities and using that data to encourage utility customers to reduce energy consumption or improve satisfaction or both. We generate all of our revenue from subscriptions to our cloud-based data analytics platform and services to our clients.

Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers. Revenue for subscription fees is generally recognized ratably over the contract term beginning on the date the service is available to the client, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to six years. Our subscription contracts do not provide the right to take possession of the supporting software and grant limited access to our platform. Therefore, our arrangements are accounted for as service contracts.

We provide two main subscription service deliverables: (i) data analytics services and (ii) web platform services. Data analytics services provide utility end users with information about their energy consumption through web, mobile applications, text message, email and mail channels. Web services provide utility end users the access to information about usage through a platform accessible via the utility’s web and mobile site as well as through a custom application. Generally, we sell these services in conjunction with one another, however, each service is able to operate independently and may be sold separately. As a result, each of the two main services has standalone value. Revenue from these services is recognized separately because of this standalone value.

Service fees cover specific services performed for our utility clients, which may include program enablement services, research, program customizations and training, custom development on top of the Company’s software platform, as well as services provided by third party providers for which we are the principal in the arrangement with the client. Program enablement fees, which tend not to provide stand-alone value, are deferred and recognized ratably over the expected customer relationship period, which is generally the greater of four years or the contract period. Opower evaluates whether the other services provided represent separate units of accounting in each arrangement and, based on this assessment, revenue is recognized either ratably over the contract term or on a completed contract basis.

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

After we have determined the BESP of revenue that can be allocated to each deliverable based on the relative selling price method for bundled arrangements, we recognize the revenue for each deliverable based on the type of deliverable. For subscription service deliverables, we recognize the revenue ratably over the term of the client arrangement. The weighted-average contract term across contracts sold in 2015 was 35 months. If any portion of our fee is contingent on a future deliverable, that portion of the revenue is deferred until the contractual requirement is no longer contingent.

We generally charge clients program enablement fees at the initiation of new contracts. The program enablement fees are deferred and recognized ratably over the expected customer relationship period. The corresponding program enablement costs are expensed in the periods in which they are incurred.

Deferred revenue represents amounts billed to clients for which revenue has not yet been recognized. Deferred revenue represents unearned fees for which services have not been delivered and are expected to be delivered in the future.

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

We recognize compensation related to stock options, including employee, consultant and non-employee director awards, in the financial statements based on fair value. We estimate fair value of each option award on the grant date using the Black-Scholes option pricing model. The awards typically expire ten years from the grant date.

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

Risk-Free Interest Rate. We use a risk-free interest rate based upon U.S. treasury interest rates appropriate for the expected term of the option awards.

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

Recent Accounting Pronouncements

See Note 3 “Recently Issued Accounting Standards” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the euro, British pound sterling, Japanese yen and the Canadian dollar. A 10% fluctuation of foreign currency exchange rates would have an immaterial effect on our results of operations and cash flows. We previously hedged a portion of our contracts, but have not instituted a full hedging program. We are continually monitoring our foreign currency exposure in our international operations to determine if we should expand the hedging program. The substantial majority of our agreements have been and we expect will continue to be denominated in U.S. dollars.

Interest Rate and Market Sensitivity

We had cash, cash equivalents and investments of $97.4 million as of December 31, 2015. Cash equivalents primarily consist of money market funds backed by commercial paper and certificates of deposit. Investments primarily consist of corporate notes and bonds, U.S. government and agency bonds and commercial paper. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the primarily short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on our results of operations or cash flows

We do not believe our cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash equivalents and investments do not contain excessive risk, we cannot assure you that they will not be subject to adverse changes in market value in the future. In addition, we maintain significant amounts of cash and cash equivalents and investments at two or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk.

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

OPOWER, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Opower, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of Opower, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 7, 2016

OPOWER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$25,931	$125,725
Short-term investments	35,017	—
Accounts receivable, net	52,655	36,295
Prepaid expenses and other current assets	5,528	4,654

Total current assets	119,131	166,674

Long-term investments	36,464	—
Property and equipment, net	17,879	17,672
Other assets	287	151

Total assets	$173,761	$184,497

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,273	$1,400
Accrued expenses	7,403	6,367
Deferred revenue	71,646	61,989
Accrued compensation and benefits	10,874	8,337
Other current liabilities	1,659	2,091

Total current liabilities	93,855	80,184

Deferred revenue	1,676	2,280
Other liabilities	95	1,232

Total liabilities	95,626	83,696

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, par value $0.000005 per share—25,000 shares authorized; none issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.000005 per share—500,000 shares authorized; 52,557 and 50,372 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	248,521	226,093
Accumulated deficit	(169,853)	(124,994)
Accumulated other comprehensive loss	(533)	(298)

Total stockholders’ equity	78,135	100,801

Total liabilities and stockholders’ equity	$173,761	$184,497

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	$131,778	$115,477	$82,315
Services	16,913	12,962	6,388

Total revenue	148,691	128,439	88,703

Cost of revenue:
Subscription	39,917	32,017	24,294
Services	16,146	12,108	7,798

Total cost of revenue	56,063	44,125	32,092

Gross profit	92,628	84,314	56,611

Operating expenses:
Sales and marketing	62,940	61,267	33,116
Research and development	54,095	45,999	29,496
General and administrative	18,988	17,844	7,816

Total operating expenses	136,023	125,110	70,428

Operating loss	(43,395)	(40,796)	(13,817)

Other income (expense):
Loss on foreign currency	(1,320)	(1,361)	(220)
Interest expense	(49)	(114)	(187)
Other, net	281	433	86

Loss before income taxes	(44,483)	(41,838)	(14,138)
Provision for (benefit from) income taxes	376	(87)	23

Net loss	$(44,859)	$(41,751)	$(14,161)

Weighted-average common stock outstanding:
Basic and diluted	51,291	41,921	21,121

Net loss per share:
Basic and diluted	$(0.87)	$(1.00)	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(44,859)	$(41,751)	$(14,161)

Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(70)	(236)	(40)
Unrealized loss on available-for-sale securities, net	(221)	—	—
Unrealized gain (loss) on hedge transactions, net	56	58	(17)

Total other comprehensive income (loss)	(235)	(178)	(57)

Total comprehensive loss	$(45,094)	$(41,929)	$(14,218)

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Stock								Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock			Treasury Stock	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	5,378	$1,466	8,251	$16,355	5,618	$49,872	20,303	$—	$3,439	$(1)	$(69,082)	$(63)	$1,986

Issuance of common stock	—	—	—	—	—	—	1,810	—	1,744	1	—	—	1,745
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	478	—	—	—	478
Stock-based compensation	—	—	—	—	—	—	—	—	3,746	—	—	—	3,746
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)
Unrealized loss on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,161)	—	(14,161)

Balance at December 31, 2013	5,378	$1,466	8,251	$16,355	5,618	$49,872	22,113	$—	$9,407	$—	$(83,243)	$(120)	$(6,263)

Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1,559	—	3,285	—	—	—	3,285
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	782	—	—	—	782
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	—	—	7,015	—	121,809		—	—	121,809
Conversion of convertible preferred stock into common stock in connection with initial public offering	(5,378)	(1,466)	(8,251)	(16,355)	(5,618)	(49,872)	19,246	—	67,693		—	—	—
Conversion of convertible debt into common stock in connection with initial public offering	—	—	—	—	—	—	158	—	2,996		—	—	2,996
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	—	—	—	—	281		(1,482)				(1,482)
Stock-based compensation	—	—	—	—	—	—	—	—	21,603	—	—	—	21,603
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(236)	(236)
Unrealized gain on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	—	58	58
Net loss	—	—	—	—	—	—	—	—	—	—	(41,751)	—	(41,751)

Balance at December 31, 2014	—	$—	—	$—	—	$—	50,372	$—	$226,093	$—	$(124,994)	$(298)	$100,801

Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1,309	—	3,037	—	—	—	3,037
Vesting of common stock subject to repurchase	—	—	—	—	—	—	—	—	274	—	—	—	274
Issuance of common stock upon RSU release, net of shares withheld for taxes	—	—	—	—	—	—	876		(5,097)				(5,097)
Stock-based compensation	—	—	—	—	—	—	—	—	24,214	—		—	24,214
Foreign currency translation	—	—	—	—	—	—	—	—	—	—		(70)	(70)
Unrealized gain on hedge transactions, net	—	—	—	—	—	—	—	—	—	—	—	56	56
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	—	—	—	—	(221)	(221)
Net loss	—	—	—	—	—	—	—	—	—	—	(44,859)	—	(44,859)

Balance at December 31, 2015	—	$—	—	$—	—	$—	52,557	$—	$248,521	$—	$(169,853)	$(533)	$78,135

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net loss	$(44,859)	$(41,751)	$(14,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,342	7,198	3,766
Stock-based compensation expense	22,558	20,382	3,625
Other	1,671	1,278	826

Changes in operating assets and liabilities:
Accounts receivable	(16,643)	(15,885)	(9,668)
Prepaid expenses and other current assets	(943)	(2,055)	(720)
Other assets	(34)	16	(383)
Accounts payable	812	249	339
Accrued expenses	785	2,292	1,886
Accrued compensation and benefits	2,581	3,554	1,387
Deferred revenue	9,163	11,566	19,995
Other liabilities	(745)	290	(225)

Net cash provided by (used in) operating activities	(14,312)	(12,866)	6,667

Investing Activities
Purchases of available-for-sale securities	(80,383)	—	—
Sales and maturities of available-for-sale securities	8,472	—	—
Additions to property and equipment	(9,629)	(12,431)	(7,331)
Proceeds from the sale of net assets	—	—	3

Net cash used in investing activities	(81,540)	(12,431)	(7,328)

Financing Activities
Proceeds from issuance of common stock	3,037	3,285	2,797
Proceeds from initial public offering, net of underwriting discounts and commissions	—	123,955	—
Payment of offering costs	—	(1,873)	(273)
Taxes paid related to net share settlement of equity awards	(5,097)	(1,482)	—
Issuance of notes payable	—	—	2,500
Payment of debt issuance costs	(113)	—	—
Principal payments on capital lease obligations	(509)	(496)	(116)

Net cash provided by (used in) financing activities	(2,682)	123,389	4,908

Effect of exchange rate changes on cash and cash equivalents	(1,260)	(1,186)	(25)

Net increase (decrease) in cash and cash equivalents	(99,794)	96,906	4,222
Cash and cash equivalents, beginning of period	125,725	28,819	24,597

Cash and cash equivalents, end of period	$25,931	$125,725	$28,819

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$302	$7	$9
Cash paid for interest	44	66	21

Supplemental disclosure of non-cash investing and financing activities
Assets acquired under capital leases	$—	$263	$1,432
Accrued property and equipment purchases	276	235	247
Capitalized stock-based compensation	1,656	1,221	121
Vesting of common stock subject to repurchase	274	782	478
Accrued deferred offering costs	—	—	539
Conversion of convertible preferred stock into common stock	—	67,693	—
Conversion of convertible debt into common stock	—	2,996	—

The accompanying notes are an integral part of these consolidated financial statements.

OPOWER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Opower, Inc. (“Opower” or “the Company”) is a cloud-based software provider to the utility industry. Utilities use the Company’s software platform to deliver key client-facing applications that reduce energy demand and provide customer care. The Company’s software analyzes energy data and presents personalized insights to consumers in order to motivate reductions in energy consumption.

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

During the first quarter of 2015, the Company separated revenue into subscription revenue and services revenue and cost of revenue into cost of revenue—subscription and cost of revenue—services. As a result, revenue and cost of revenue for the years ended December 31, 2014 and 2013 were separated into subscription revenue and services revenue and cost of revenue into cost of revenue—subscription and cost of revenue—services to conform to the current year’s presentation. This change had no impact on total revenue or total cost of revenue.

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

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Investments are classified as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments as maturities have been sequenced based upon expected cash needs to support current operations. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Realized gains and losses on sales and maturities of investments are recognized in the consolidated statements of operations in other income (expense).

The Company performs periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the marketable securities until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Other-than-temporary fair value impairments are determined based on the specific identification method and are reported in other income (expense) in the consolidated statements of operations.

Accounts Receivable

Accounts receivable are derived from services to be delivered to utility providers and are stated at their net realizable value. The Company regularly reviews its receivables on a client-by-client basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

To manage accounts receivable risk, the Company monitors and evaluates the credit worthiness of its clients. Collection efforts from long-established utilities have been historically successful, therefore the Company believes credit risk to be low.

The following table summarizes those clients who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2015	2014	2013	2015	2014
Customer A	15%	12%	11%	12%	10%
Customer B	10%	10%	14%	31%	*
Customer C	*	*	13%	*	17%

*	= Represented less than 10%

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

Evaluation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of long-lived assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There were no material impairments of long-lived assets during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, we recorded a non-cash asset impairment related to long-lived assets of $0.6 million classified within research and development on the consolidated statements of operations. The charge related to a capitalized internal-use software project termination.

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

Revenue Recognition

The Company derives its revenue from contractual agreements with utilities through subscriptions and services, which include analyzing data provided by the utilities and using that data to encourage utility customers to reduce energy consumption or improve satisfaction or both. The Company generates its revenue from subscriptions to its cloud-based data analytics platform and services to its clients.

Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers. The Company provides two main subscription service deliverables: (i) data analytics services and (ii) web platform services. Revenue for subscription fees is generally recognized ratably over the contract term beginning on the date the service is available to the client, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to six years. Our subscription contracts do not provide the right to take possession of the supporting software and grant limited access to our platform. Therefore, our arrangements are accounted for as service contracts.

Service fees cover specific services performed for our utility clients, which may include program enablement services, research, program customizations and training, custom development on top of the Company’s software platform, as well as services provided by third party providers for which the Company is the principal in the arrangement with the client. Program enablement services, which tend not to provide stand-alone value, are deferred and recognized ratably over the expected customer relationship period, which is generally the greater of four years or the contract period. Services revenues are generally recognized over the term of the contract, or on a completed contract basis for deliverables that are determined to be separate units of accounting.

The Company has assessed its revenue arrangements to determine when multiple deliverables exist and if separate accounting is required for those deliverables. Revenue for subscription-based service and service contracts is segregated into separate accounting units and recognized ratably over the related service period for each accounting unit and on a completed contract basis for certain services deliverables such as program customizations.

The Company recognizes revenues when the following criteria have been met:

•	Persuasive evidence of an arrangement exists: A signed contract or any other written documentation from the client that confirms their explicit acceptance of a specific statement of work is deemed to represent persuasive evidence of an arrangement.

•	Delivery has occurred: For subscription fees, delivery typically is considered to have commenced when the client’s end-users begin to receive reports or web services. For service fees, delivery is analyzed by contract and is considered to be delivered when end-users have received the benefit of service or when client acceptance has been received.

•	The price is fixed or determinable: The Company considers the arrangement consideration to be fixed or determinable once the fees are contractually agreed upon with the client.

•	Collection is reasonably assured: Each client is evaluated for creditworthiness both at the inception of their arrangement and periodically throughout the period of time over which payments are due. Collection is deemed reasonably assured if the Company expects that the client has the intent and ability to pay all amounts due, as scheduled. If it is determined that collection is not reasonably assured, revenue is deferred and recognized only upon cash collection.

Revenue recognition for subscription service contracts corresponds directly with the service period. The revenue recognition start date begins when delivery has commenced. The commencement of delivery is generally upon the delivery of the first program report or access to web services is available for the end-user. Revenue recognition for service contracts is generally recognized over the term of the contract, or on a completed contract basis for deliverables that are determined to be separate units of accounting. Service may last from one to six years and contracts typically include the ability to terminate for breach of contract, convenience, insolvency or regulatory changes. Annual license fees, which are usually collected in advance of program launch, and data management fees, which are typically billed quarterly in advance, are both non-refundable.

The Company uses the best estimate of selling price (“BESP”) to determine the relative selling prices for the purpose of allocating consideration received for each contract for accounting purposes. The BESP is determined by a historical analysis of selling prices for similar services provided by the Company. The prices are reviewed quarterly to ensure the accuracy of the estimated value on new or modified contracts.

The Company charges program enablement fees to clients at the initiation of new contracts. The program enablement fees are deferred and recognized ratably over the expected customer relationship period or the contract length if greater. The corresponding program enablement costs are expensed in the periods in which they are incurred.

For contracts that include variable revenue amounts, the related portion of variable revenue is deferred until the related services are provided to the client and the Company is reasonably assured that the amounts due are collectible. In addition, the Company enters into certain contracts that contain performance guarantees or service-level requirements. For contracts with performance guarantees or service-level requirements, the related portion of revenue that may be refunded to the client is not recognized until the performance criteria are met or the client’s right to refunds or credits lapses.

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

Advertising Costs

Advertising costs are expensed as incurred and relate to promotional materials for clients and general brand exposure. These costs amounted to $2.0 million, $1.9 million, and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development Costs

Research and development focuses on developing improved data analysis tools, increased effectiveness of communicating information to energy consumers and enhanced website portals for integration with client websites. Research and development expenses consist primarily of personnel and related expenses and the cost of third party service providers. These costs are expensed as incurred except for software development costs qualifying for capitalization.

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

The Company previously issued securities other than common stock that participate in dividends (“participating securities”), and therefore utilizes the two-class method to calculate net income (loss) per share. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend is paid on common stock. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. The two-class method requires a portion of net income to be allocated to the participating securities to determine the net income attributable to common stockholders. Net income attributable to the common stockholders is equal to the net income less assumed periodic preferred stock dividends with any remaining earnings, after deducting assumed dividends, to be allocated on a pro rata basis between the outstanding common and preferred stock as of the end of each period.

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

Recently Issued Accounting Standards

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually significant disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. The ASU will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. The Company adopted the guidance effective January 1, 2015 and it did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As issued, the new revenue recognition rules were to become effective January 1, 2017, with no early adoption permitted. In April 2015, the FASB proposed a deferral of the effective date to January 1, 2018, with early adoption permitted as of January 1, 2017. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606 (“ASU 2015-14”), which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The new revenue standard permits the choice of two transition methods. The Company may choose to use a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or the modified retrospective approach may be used with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption in addition to increased footnote disclosures. The Company is currently evaluating which transition method will be used and has not yet determined the effect the new revenue standard will have on the financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Opower adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires, among other things, requires equity investments, except those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The amendments require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). The amendments eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption, but do not expect adoption to have a material impact on our results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

3. Fair Value Measurements

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2 (2)	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents (1):
Money market funds	$18,947	$18,947	$—	$—	$108,274	$108,274	$—	$—

Total cash equivalents	$18,947	$18,947	$—	$—	$108,274	$108,274	$—	$—
Short-term investments:
Commercial paper	$6,245	$—	$6,245	$—	$—	$—	$—	$—
Corporate notes and bonds	27,093	—	27,093	—	—	—	—	—
Certificates of deposit	1,679	—	1,679	—	—	—	—	—

Total short-term investments	$35,017	$—	$35,017	$—	$—	$—	$—	$—
Long-term investments:
Corporate notes and bonds	$28,581	$—	$28,581	$—	$—	$—	$—	$—
Certificates of deposit	959	—	959	—	—	—	—	—
U.S. government and agency	6,924	—	6,924	—	—	—	—	—

Total long-term investments	$36,464	$—	$36,464	$—	$—	$—	$—	$—

Total	$90,428	$18,947	$71,481	$—	$108,274	$108,274	$—	$—

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
(2)	All Level 2 instruments are valued using quoted prices for similar instruments

4. Cash Equivalents and Investments

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash equivalents and investments in available-for-sale securities recorded in the consolidated balance sheets (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds (1)	$18,947	$—	$—	$18,947

Total cash equivalents	$18,947	$—	$—	$18,947
Investments (2):
Commercial paper	$6,246	$—	$(1)	$6,245
Corporate notes and bonds	55,861	—	(187)	55,674
Certificates of deposit	2,640	—	(2)	2,638
U.S. government and agency	6,955	—	(31)	6,924

Total investments	$71,702	$—	$(221)	$71,481

Total cash equivalents and investments	$90,649	$—	$(221)	$90,428

(1)	Includes money market funds associated with the Company’s overnight investment sweep account and investments in available-for-sale securities with contractual maturities of three months or less
(2)	Includes short-term and long-term investments in available-for-sale securities

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds (1)	$108,274	$—	$—	$108,274

Total cash equivalents	$108,274	$—	$—	$108,274

(1)	Includes money market funds associated with the Company’s overnight investment sweep account

Unrealized losses related to investments were primarily a result of interest rate fluctuations, and none of the investments held as of December 31, 2015 have been in a continuous unrealized loss position for greater than one year. As of December 31, 2015, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired.

The estimated fair value of the Company’s cash equivalents and investments in available-for-sale securities as of December 31, 2015, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	Less Than 1 Year	1 Year or Greater	Total
Money market funds	$18,947	$—	$18,947
Commercial paper	6,245	—	6,245
Corporate notes and bonds	27,093	28,581	55,674
Certificates of deposit	1,679	959	2,638
U.S. government and agency	—	6,924	6,924

Total	$53,964	$36,464	$90,428

5. Property and Equipment

The following table provides further detail on property and equipment (in thousands):

	December 31, 2015	December 31, 2014
Equipment	$9,204	$7,748
Software	26,685	19,574
Furniture and fixtures	383	337
Leasehold improvements	2,921	2,594

Total property and equipment	$39,193	$30,253
Accumulated depreciation and amortization	(21,314)	(12,581)

Total property and equipment, net	$17,879	$17,672

As of December 31, 2015 and December 31, 2014, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.7 million. Accumulated depreciation related to this computer equipment was $1.2 million and $0.7 million as of December 31, 2015 and December 31, 2014, respectively. Interest expense for the years ended December 31, 2015 and December 31, 2014 was immaterial. As of December 31, 2015 and December 31, 2014, the total capital lease obligation was $0.5 million and $1.0 million, respectively, was recorded on the consolidated balance sheets as components of other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the years ended December 31, 2015 and 2014, the Company capitalized $9.5 million and $9.9 million of these software development costs, respectively. The net book value of capitalized internal use software was $12.9 million and $11.6 million as of December 31, 2015 and 2014, respectively. Amortization expense related to capitalized internal-use software was $8.2 million, $4.6 million and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Subscription	$4,938	$2,858	$1,340
Services	275	220	152
Sales and marketing	455	420	314
Research and development	5,471	3,383	1,752
General and administrative	203	317	208

Total	$11,342	$7,198	$3,766

6. Debt

Line of Credit—Silicon Valley Bank

In June 2015, the Company renewed its revolving line of credit, originally entered in November 2010, with Silicon Valley Bank (“SVB”) for three years, maturing June 2018, and increased the availability to $30.0 million. The borrowing capacity under the revolving line of credit may be limited if certain financial ratios are not maintained. In the event these financial ratios fall below specified levels, the borrowing capacity at that time may not exceed 80% of eligible accounts receivable. Amounts drawn under the revolving line will accrue interest at either the prime rate or the LIBOR plus 250 basis points, at the Company’s election for each draw. Any amounts borrowed are collateralized by substantially all of the Company’s assets.

The agreement contains customary financial covenants and other affirmative and negative covenants. The agreement also includes a financial covenant requiring the Company to maintain a minimum Adjusted EBITDA. As of December 31, 2015, the Company had no balance outstanding under this agreement, was in compliance with all financial and non-financial covenants and had full borrowing capacity available.

7. Commitments and Contingencies

Operating and Capital Leases

The Company leases domestic office space in Arlington, Virginia and San Francisco, California, as well as international office space in Japan, Singapore, Ukraine and the United Kingdom. All leases are non-cancelable operating lease agreements that expire at various dates through 2018 and include renewal options.

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

A summary of lease commitments as of December 31, 2015 is as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2016	$5,663	$449
2017	2,804	63
2018	470	—

	8,937	512

Less:
Amounts representing interest	—	15

Total lease obligations	$8,937	$497

Rent expense under operating leases was $5.5 million, $4.4 million, and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Letters of Credit

As of December 31, 2015 and 2014, the Company had outstanding letters of credit totaling $1.3 million in connection with securing its leased office space. The outstanding amounts for Arlington and San Francisco are $0.6 million and $0.7 million, respectively, and both letters of credit remain outstanding as of December 31, 2015.

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

8. Stockholders’ Equity

The Company had two classes of stock authorized as of December 31, 2015 and 2014, preferred stock and common stock.

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

Undesignated Preferred Stock

The Company is authorized to issue 25.0 million shares of preferred stock. As of December 31, 2015 and December 31, 2014, there were no preferred shares issued and outstanding.

Common Stock

The Company is authorized to issue 500.0 million shares of common stock. Common stock is issued from the pool of authorized stock upon the exercise of stock options or vesting of restricted stock.

The Company is authorized to grant the right to purchase common stock subject to specific conditions and restrictions, otherwise referred to as “restricted stock”. During 2014, the total outstanding balance of restricted stock of 0.1 million vested at a weighted-average grant date fair value of $2.09. No new restricted stock was issued for the year ended December 31, 2015. There is no outstanding restricted stock balance as of December 31, 2015.

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

The following table summarizes the activity for each component of accumulated other comprehensive loss (in thousands):

	Foreign Currency Translation	Foreign Currency Derivative Instruments	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2012	$34	$(97)	$—	$(63)

Other comprehensive income (loss) before reclassifications	(40)	(28)	—	(68)
Reclassifications to net income	—	11	—	11

Other comprehensive income (loss)	(40)	(17)	—	(57)

Balance as of December 31, 2013	$(6)	$(114)	$—	$(120)

Other comprehensive income (loss) before reclassifications	(236)	(18)	—	(254)
Reclassifications to net income	—	76	—	76

Other comprehensive income (loss)	(236)	58	—	(178)

Balance as of December 31, 2014	$(242)	$(56)	$—	$(298)

Other comprehensive income (loss) before reclassifications	(70)	—	(221)	(291)
Reclassifications to net income	—	56	—	56

Other comprehensive income (loss)	(70)	56	(221)	(235)

Balance as of December 31, 2015	$(312)	$—	$(221)	$(533)

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

As of December 31, 2015, the total shares of common stock reserved for issuance was 25.0 million, 4.8 million of which were available for issuance.

Stock Option Activity

Stock option activity is summarized in the following table (in thousands, except per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2014	5,815	$4.40	7.3	$57,715
Exercised	(1,309)	2.32
Forfeited	(573)	7.03

Balance at December 31, 2015	3,933	$4.71	6.1	$24,158

Vested and expected to vest after December 31, 2015	3,883	$4.67	6.1	$23,912
Exercisable at December 31, 2015	3,478	$4.35	6.1	$22,198

(1)	Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options.

The 2007 Stock Plan allows for grants of immediately exercisable stock options. The Company has the right to purchase any unvested, but issued common shares at the original exercise price during the repurchase period following an employee’s termination. The consideration received for an exercise of an unvested option is considered to be a deposit of the exercise price. The related dollar amount is recorded as other current liabilities and other liabilities on the Company’s consolidated balance sheets and will be reclassified to equity as the Company’s repurchase right lapses. As of December 31, 2015 and December 31, 2014, unvested stock options subject to repurchase were 0.0 million and 0.2 million, respectively, at an aggregate exercise price of $0.1 million and $0.4 million, respectively.

The following table summarizes additional information on stock option grants, vesting and exercises (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total fair value of stock options granted	$—	$435	$20,919
Total fair value of shares vested	4,668	6,238	2,427
Total intrinsic value of stock options exercised	11,317	23,420	8,258
Cash received from stock options exercised	3,037	3,285	2,797

The Company applied the following weighted-average assumptions to estimate the fair value of employee stock options using the Black-Scholes option pricing model:

	Year Ended December 31,
	2014	2013
Expected volatility	48%	51%
Expected term (in years)	6.0	6.0
Dividend yield	0%	0%
Risk-free interest rate	2%	1%

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the year ended December 31, 2015 is summarized in the following table (in thousands, except per share amounts):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	2,838	$16.77	6.4	$40,391
Granted	4,645	10.55
Released	(1,332)	15.42
Forfeited	(987)	14.71

Balance at December 31, 2015	5,164	$11.92	6.3	$54,535

Vested and expected to vest after December 31, 2015	4,275	$11.92	6.3	$45,149

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations within the following line items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Subscription	$838	$327	$40
Services	1,412	1,027	164
Sales and marketing	9,178	8,932	1,487
Research and development	7,418	5,623	960
General and administrative	3,712	4,473	974

Total	$22,558	$20,382	$3,625

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted average remaining amortization period at December 31, 2015 related to our non-vested stock options and RSU awards is presented below (in thousands):

	As of December 31, 2015
	Unrecognized Expense	Weighted-Average Amortization Period (Years)
Restricted stock units	$42,828	2.5
Stock options	7,299	1.8

	$50,127

For the years ended December 31, 2015, 2014 and 2013, total capitalized stock-based compensation expense was $1.7 million, $1.2 million and $0.1 million, respectively.

10. Income Taxes

For the years ended December 31, 2015, 2014 and 2013 the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax:

	Year Ended December 31,
	2015	2014	2013
U.S. federal income tax rate	34%	34%	34%
State taxes	5%	5%	4%
Change in valuation allowance	(35%)	(36%)	(31%)
Change in state rate	1%	(1%)	4%
Stock compensation	(5%)	(1%)	(4%)
Other	(1%)	(1%)	(7%)

Effective tax rate	(1%)	0%	0%

As a result of prospective application of Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, all deferred tax liabilities and assets are classified as non-current, as well as any related valuation allowance, in our consolidated balance sheets as of December 31, 2015. Opower has not retrospectively adjusted for prior periods.

Temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes versus those used for income tax purposes are reflected in deferred income taxes. The components of the Company’s deferred tax assets and liabilities, as well as the related valuation allowance as of December 31, 2015 and 2014, are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Accrued compensation and benefits	$2,317	$2,058
Deferred rent liability	107	305
Stock compensation	5,931	5,440
Deferred income	1,220	1,043
Net operating loss carryforward	49,504	34,414
Other	116	37

Total deferred tax assets	59,195	43,297
Valuation allowance	(55,100)	(39,652)

Net deferred tax asset	4,095	3,645

Deferred tax liabilities
Depreciation and amortization	4,106	3,649

Total deferred tax liabilities	4,106	3,649

Net deferred tax assets (liabilities)	$(11)	$(4)

Opower had gross U.S. federal and state net operating loss carryforwards of approximately $133.5 million and $91.2 million as of December 31, 2015 and 2014, respectively. Approximately $9.9 million of the net operating loss carryforwards have not been recognized as they relate to benefits associated with stock option exercises that have not reduced current taxes payable. When realized, approximately $3.9 million of the U.S. federal and state net operating loss carryforwards associated with windfall tax benefits will be recognized as a benefit through additional paid in capital. The U.S. federal and state net operating loss carryforwards will begin to expire in 2027.

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

Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s domestic deferred tax assets would not be fully realized. The Company recorded valuation allowances of $55.1 million and $39.7 million, as of December 31, 2015 and 2014 respectively. The change in valuation allowance primarily relates to the 2015 domestic pretax book losses.

The Company has not provided for U.S. income and foreign withholding taxes on foreign subsidiaries’ undistributed earnings as of December 31, 2015, because such earnings have been retained and are intended to be indefinitely reinvested outside of the United States. It is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months. The Company files federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to its net operating loss carryforwards, the Company’s income tax returns generally remain subject to examination by federal and most state tax authorities from 2008 to 2015.

11. Net Income (Loss) Per Share

The following table summarizes the calculation of the Company’s basic and diluted net income (loss) per share under the two-class method attributable to common stockholders during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(44,859)	$(41,751)	$(14,161)
Non-cumulative dividends to preferred stockholders	—	—	—

Net loss attributable to common stockholders	$(44,859)	$(41,751)	$(14,161)

Denominator:
Weighted-average common stock outstanding, basic	51,291	41,921	21,121
Effect of potentially dilutive stock options and restricted stock units	—	—	—

Weighted-average common stock outstanding, diluted	51,291	41,921	21,121

Net loss per share, basic and diluted	$(0.87)	$(1.00)	$(0.67)

The holders of all series of convertible preferred stock did not, and the holders of early exercised shares subject to repurchase do not, have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2015, 2014 and 2013 were not allocated to these participating securities.

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	December 31,
	2015	2014	2013
Convertible preferred stock	—	—	19,247
Stock options	3,933	5,815	7,790
Restricted stock units	5,164	2,838	1,093
Common stock subject to repurchase	31	154	408

	9,128	8,807	28,538

In addition, for periods prior to the IPO, the Company has also excluded the convertible preferred stock and convertible note payable from the calculation of diluted net loss per share attributable to common stockholders because the conversion was contingent on future events.

12. Geographic Information

For the years ended December 31, 2015, 2014 and 2013, approximately 91%, 86% and 90% of the Company’s revenue was generated by clients located in the United States, respectively. Substantially all of the Company’s long-lived assets currently reside in the United States.

13. Employee Benefit and Retirement Plans

The Company has a defined contribution 401(k) retirement and savings plan (the “401k Plan”) to provide retirement benefits for all of our eligible U.S. employees. All U.S. employees that are at least 21 years of age are eligible to participate in the 401k Plan immediately upon hiring. Under the 401k Plan, eligible employees may contribute up to 100% of either pre-tax compensation or after-tax compensation through a Roth 401(k) deferral contribution, up to the annual Internal Revenue Service dollar limit for the applicable year. To date, the Company has not made any matching contributions to this plan.

14. Valuation and Qualifying Accounts

Changes in valuation and qualifying accounts consisted of the following (in thousands):

		Additions
	Beginning Balance	Charged to Operations	Charged to Deferred Revenue	Write-offs	Deductions	Ending Balance
2015
Allowance for doubtful accounts	$—	$—	$(49)	$—	$—	$(49)
Deferred tax valuation allowance	(39,652)	(15,448)	—	—	—	(55,100)

2014
Allowance for doubtful accounts	$(361)	$—	$—	$—	$361	$—
Deferred tax valuation allowance	(24,345)	(15,307)	—	—	—	(39,652)

2013
Allowance for doubtful accounts	$—	$—	$(361)	$—	$—	$(361)
Deferred tax valuation allowance	(19,944)	(4,401)	—	—	—	(24,345)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Annual Report on Form10-K do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31. 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2014, management concluded that there was a material weakness in internal control over financial reporting related to our financial statement close process and the lack of sufficient financial accounting and reporting expertise commensurate with our financial reporting requirements. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness, which was subject to senior management review and Audit Committee oversite.

The remediation plan included the development and formal documentation of policies and procedures relating to our internal control over financial reporting, the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, implementation of training programs to enhance the expertise of accounting and finance personnel, segregating of duties, revision and creation of internal controls to provide a more formal process for our internal review procedures during the financial statement close process, and the enhancement of controls to evaluate significant non-routine transactions, including, but not limited to, complex revenue recognition transactions, to ensure the application of the proper accounting treatment in accordance with United States generally accepted accounting principles.

Implementation of the remediation plan described above and the resulting improvements in controls have strengthened our internal control over financial reporting and have addressed the related material weakness that was identified as of December 31, 2014. As part of our assessment of internal control over financial reporting, management tested and evaluated all internal controls to assess whether they are designed and operating effectively as of December 31, 2015. Management determined that its internal controls over financial reporting were designed and operating effectively to prevent and detect a material misstatement due to error or fraud and therefore concluded that the material weakness was remediated.

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

The other information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

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

Date: March 7, 2016	OPOWER, INC.

	By:	/s/ Daniel Yates

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

Signature	Title	Date

/s/ Daniel Yates Daniel Yates	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2016

/s/ Thomas G. Kramer Thomas G. Kramer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2016

/s/ Alex Laskey Alex Laskey	Director	March 7, 2016

/s/ Mark McLaughlin Mark McLaughlin	Director	March 7, 2016

/s/ Dipchand Nishar Dipchand Nishar	Director	March 7, 2016

/s/ Gene Riechers Gene Riechers	Director	March 7, 2016

/s/ Marcus Ryu Marcus Ryu	Director	March 7, 2016

/s/ Jon Sakoda Jon Sakoda	Director	March 7, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	5/15/14

3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	3/3/14

4.1	Form of common stock certificate of the Registrant.	S-1/A	10.12	3/24/14

4.2	Amended and Restated Investors’ Rights Agreement, dated November 24, 2010, by and among the Registrant and certain of its stockholders.	S-1	4.2	3/3/14

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	3/3/14

10.2*	Amended and Restated 2007 Stock Plan, as amended, and forms of agreement thereunder.	S-1	10.2	3/3/14

10.3*	2014 Stock Incentive Plan and forms of agreement thereunder.	S-1	10.3	3/3/14

10.4*	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	3/3/14

10.5.1	Deed of Lease between the Registrant and MEPT Courthouse Tower, LLC dated November 3, 2010.	S-1	10.5	3/3/14

10.5.2	First Amendment to Deed of Lease between the Registrant and MEPT Courthouse Tower, LLC dated March 21, 2014.	10-Q	10.1	5/15/14

10.5.3	Second Amendment to Deed of Lease between the Registrant and MEPT Courthouse Tower, LLC executed January 11, 2016.				X

10.6*	Offer Letter between the Registrant and Alexander Laskey dated September 21, 2011.	S-1	10.6	3/3/14

10.7*	Employment Agreement between the Registrant and Thomas Kramer dated November 14, 2011.	S-1	10.7	3/3/14

10.8.1*	Offer Letter between the Registrant and Jeremy Kirsch dated June 10, 2008.	10-K	10.9.1	3/13/15

10.8.2*	Offer Letter between the Registrant and Jeremy Kirsch dated September 21, 2011.	S-1	10.9	3/3/14

21	Subsidiaries of the Registrant				X

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

32.1†	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.				X

32.2†	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Indicates management contract or compensatory plan, contract or agreement.
†	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.