Form 10-Q
period 2016-03-31
OPOWER, INC.
filed 2016-05-10
CIK 1412043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 30, 2016, 53,551,249 shares of the registrant’s Common Stock, $0.000005 par value, were issued and outstanding.

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

OPOWER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$17,057	$25,931
Short-term investments	43,729	35,017
Accounts receivable, net	47,705	52,655
Prepaid expenses and other current assets	6,442	5,528

Total current assets	114,933	119,131

Long-term investments	28,805	36,464
Property and equipment, net	19,170	17,879
Other assets	737	287

Total assets	$163,645	$173,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,959	$2,273
Accrued expenses	6,090	7,403
Deferred revenue	73,154	71,646
Accrued compensation and benefits	5,568	10,874
Other current liabilities	1,256	1,659

Total current liabilities	88,027	93,855

Deferred revenue	2,066	1,676
Other liabilities	123	95

Total liabilities	90,216	95,626

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, par value $0.000005 per share — 25,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.000005 per share — 500,000 shares authorized; 53,383 and 52,557 shares issued and outstanding as of March 31, 2016 and December 31, 2015,respectively	—	—
Additional paid-in capital	254,795	248,521
Accumulated deficit	(181,004)	(169,853)
Accumulated other comprehensive loss	(362)	(533)

Total stockholders’ equity	73,429	78,135

Total liabilities and stockholders’ equity	$163,645	$173,761

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription	$31,812	$30,386
Services	4,877	3,035

Total revenue	36,689	33,421
Cost of revenue:
Subscription	10,198	8,430
Services	4,378	3,584

Total cost of revenue	14,576	12,014
Gross profit	22,113	21,407
Operating expenses:
Sales and marketing	15,861	14,501
Research and development	13,311	12,213
General and administrative	4,729	4,575

Total operating expenses	33,901	31,289

Operating loss	(11,788)	(9,882)
Other income (expense):
Gain (loss) on foreign currency	569	(1,032)
Interest expense	(29)	(1)
Other, net	98	(4)

Loss before income taxes	(11,150)	(10,919)
Provision for income taxes	1	55

Net loss	$(11,151)	$(10,974)

Weighted-average common stock outstanding:
Basic and diluted	52,939	50,523
Net loss per share:
Basic and diluted	$(0.21)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(11,151)	$(10,974)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(43)	(60)
Unrealized gain on available-for-sale securities, net	214	—
Unrealized gain (loss) on hedge transactions, net	—	6

Total other comprehensive income (loss)	171	(54)

Total comprehensive loss	$(10,980)	$(11,028)

The accompanying notes are an integral part of these condensed consolidated financial statements

OPOWER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(11,151)	$(10,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,966	2,520
Stock-based compensation expense	7,091	5,004
Other	(422)	1,036

Changes in operating assets and liabilities:
Accounts receivable	5,103	17,437
Prepaid expenses and other current assets	(868)	(882)
Other assets	(461)	(87)
Accounts payable	(318)	585
Accrued expenses	(1,217)	(1,177)
Accrued compensation and benefits	(5,308)	(1,686)
Deferred revenue	1,860	(6,124)
Other liabilities	(192)	(376)

Net cash provided by (used in) operating activities	(2,917)	5,276

Investing Activities
Purchases of available-for-sale securities	(9,431)	—
Sales and maturities of available-for-sale securities	8,442	—
Additions to property and equipment	(4,107)	(2,366)

Net cash used in investing activities	(5,096)	(2,366)

Financing Activities
Proceeds from issuance of common stock	720	835
Taxes paid related to net share settlement of equity awards	(1,803)	(1,135)
Principal payments on capital lease obligations	(183)	(110)

Net cash used in financing activities	(1,266)	(410)

Effect of exchange rate changes on cash and cash equivalents	405	(830)

Net increase (decrease) in cash and cash equivalents	(8,874)	1,670
Cash and cash equivalents, beginning of period	25,931	125,725

Cash and cash equivalents, end of period	$17,057	$127,395

Supplemental cash flow information
Cash paid for income taxes, net of tax refunds	$10	$254
Cash paid for interest	8	6

Supplemental disclosure of non-cash investing and financing activities
Accrued property and equipment purchases	178	570
Capitalized stock-based compensation	249	321
Vesting of common stock subject to repurchase	17	101

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the Company’s significant accounting policies described in the Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s results of operations, financial position and cash flows have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by GAAP.

Reclassification

Certain items in the prior period financial statements have been reclassified for comparative purposes to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant items subject to such estimates include revenue recognition, the useful lives and recoverability of property and equipment, stock-based compensation and income taxes. Actual results could differ significantly from those estimates.

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

The following table summarizes those customers who represented at least 10% of revenue or accounts receivable for the periods presented:

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Customer A	17%	19%	23%	17%
Customer B	13%	*	19%	31%

*	= Represented less than 10%

Revenue Recognition

The Company derives its revenue from contractual agreements with utilities through subscriptions and services, which include analyzing data provided by the utilities and using that data to encourage utility customers to reduce energy consumption or improve satisfaction or both. The Company generates its revenue from subscriptions to its cloud-based data analytics platform and provision of services to its clients.

Subscription fees primarily pay for the ongoing integration of utility data into our software platform and the analysis and presentation of this data to energy consumers. The Company provides two main subscription service deliverables: (i) data analytics services and (ii) web platform services. Revenue for subscription fees is generally recognized ratably over the contract term beginning on the date the service is available to the client, which typically coincides with website launch or first reports delivered to households. Subscription contracts typically have a term of one to six years. Our subscription contracts generally do not provide the right to take possession of the supporting software and grant limited access to our platform. Therefore, our arrangements are accounted for as service contracts.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will supersede most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Topic 606, which defers the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The new revenue standard permits the choice of two transition methods. The Company may choose to use a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or the modified retrospective approach may be used with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption in addition to increased footnote disclosures. In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10: Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. The Company is currently evaluating the future impact and method of adoption of these updates with respect to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for the Company on January 1, 2016, with early adoption permitted. The standard allows entities to apply the standard retrospectively or prospectively for all new transactions entered into or materially modified after the date of adoption. The Company adopted the guidance effective January 1, 2016 and it did not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements to provide additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows for the presentation of debt issuance costs as an asset regardless of whether or not there is an outstanding balance on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for the Company on January 1, 2016, with early adoption permitted. The Company adopted the guidance effective January 1, 2016 and it did not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires, among other things, requires equity investments, except those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The amendments require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). The amendments eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption, but does not expect adoption to have a material impact on our results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02 , Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09: Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company January 1, 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

3. Fair Value Measurement

The following table summarizes the Company’s assets measured at fair value on a recurring basis, by level within the fair value hierarchy (in thousands):

	March 31, 2016				December 31, 2015
	Fair Value	Level 1	Level 2(2)	Level 3	Fair Value	Level 1	Level 2(2)	Level 3
Assets:
Cash equivalents (1) :
Money market funds	$6,739	$6,739	$—	$—	$18,947	$18,947	$—	$—

Total cash equivalents	$6,739	$6,739	$—	$—	$18,947	$18,947	$—	$—
Short-term investments:
Commercial paper	$2,250	$—	$2,250	$—	$6,245	$—	$6,245	$—
Corporate notes and bonds	36,432	—	36,432	—	27,093	—	27,093	—
Certificates of deposit	2,642	—	2,642	—	1,679	—	1,679	—
U.S. government and agency	2,405	—	2,405	—	—	—	—	—

Total short-term investments	$43,729	$—	$43,729	$—	$35,017	$—	$35,017	$—
Long-term investments:
Corporate notes and bonds	$19,148	$—	$19,148	$—	$28,581	$—	$28,581	$—
Certificates of deposit	—	—	—	—	959	—	959	—
U.S. government and agency	9,657	—	9,657	—	6,924	—	6,924	—

Total long-term investments	$28,805	$—	$28,805	$—	$36,464	$—	$36,464	$—

Total	$79,273	$6,739	$72,534	$—	$90,428	$18,947	$71,481	$—

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
(2)	All Level 2 instruments are valued using quoted prices for similar instruments

4. Cash Equivalents and Investments

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash equivalents and investments in available-for-sale securities recorded in the consolidated balance sheets (in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds (1)	$6,739	$—	$—	$6,739	$18,947	$—	$—	$18,947

Total cash equivalents	$6,739	$—	$—	$6,739	$18,947	$—	$—	$18,947
Investments (2) :
Commercial paper	$2,250	$—	$—	$2,250	$6,246	$—	$(1)	$6,245
Corporate notes and bonds	55,588	15	(23)	55,580	55,861	—	(187)	$55,674
Certificates of deposit	2,640	2	—	2,642	2,640	—	(2)	$2,638
U.S. government and agency	12,063	3	(4)	12,062	6,955	—	(31)	$6,924

Total investments	$72,541	$20	$(27)	$72,534	$71,702	$—	$(221)	$71,481

Total cash equivalents and investments	$79,280	$20	$(27)	$79,273	$90,649	$—	$(221)	$90,428

(1)	Includes money market funds associated with the Company’s overnight investment sweep account and investments in available-for-sale securities with contractual maturities of three months or less
(2)	Includes short-term and long-term investments in available-for-sale securities

Unrealized losses related to investments were primarily a result of interest rate fluctuations, and none of the investments held as of March 31, 2016 have been in a continuous unrealized loss position for greater than one year. As of March 31, 2016, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired.

The estimated fair value of the Company’s cash equivalents and investments in available-for-sale securities as of March 31, 2016, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	Less Than 1 Year	1 Year or Greater	Total
Money market funds	$6,739	$—	$6,739
Commercial paper	2,250	—	2,250
Corporate notes and bonds	36,432	19,148	55,580
Certificates of deposit	2,642	—	2,642
U.S. government and agency	2,405	9,657	12,062

Total	$50,468	$28,805	$79,273

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Equipment	$10,476	$9,204
Software	29,649	26,685
Furniture and fixtures	383	383
Leasehold improvements	2,913	2,921

Total property and equipment	$43,421	$39,193
Accumulated depreciation and amortization	(24,251)	(21,314)

Total property and equipment, net	$19,170	$17,879

As of March 31, 2016 and December 31, 2015, the gross carrying amount of property and equipment includes computer equipment under capital leases with a cost basis of $1.7 million. Accumulated depreciation related to this computer equipment was $1.4 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively. Interest expense for the three months ended March 31, 2016 and 2015 was immaterial. As of March 31, 2016 and December 31, 2015, the total capital lease obligation was $0.3 million and $0.5 million, respectively, and recorded on the consolidated balance sheets as a component of other current liabilities and other liabilities.

Capitalized internal-use software costs are also included in property and equipment. During the three months ended March 31, 2016 and 2015, the Company capitalized $2.8 million and $2.4 million of these software development costs, respectively. The net book value of capitalized internal use software was $13.7 million and $12.9 million as of March 31, 2016 and December 31, 2015, respectively. Amortization expense related to capitalized internal-use software was $2.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

The following table represents a detailed breakout of depreciation and amortization expense as recorded in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Subscription	$1,300	$1,095
Services	53	60
Sales and marketing	112	108
Research and development	1,425	1,212
General and administrative	76	45

Total	$2,966	$2,520

6. Debt

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

The agreement contains customary financial covenants and other affirmative and negative covenants. The agreement also includes a financial covenant requiring the Company to maintain a minimum Adjusted EBITDA. As of March 31, 2016, the Company had no balance outstanding under this agreement, was in compliance with all financial and non-financial covenants and had full borrowing capacity available.

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

A summary of lease commitments as of March 31, 2016 is as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Leases
2016 (April—December)	$4,642	$302
2017	5,446	65
2018	1,339	—

	11,427	367

Less:
Amounts representing interest	—	15

Total lease obligations	$11,427	$352

Rent expense under operating leases was $1.5 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

Letters of Credit

As of March 31, 2016 and December 31, 2015, the Company had outstanding letters of credit totaling $1.1 million and $1.3 million, respectively, in connection with securing its leased office space. The outstanding amounts for the Arlington, Virginia and San Francisco, California offices are $0.6 million and $0.5 million, respectively, and both letters of credit remain outstanding as of March 31, 2016.

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

8. Stockholders’ Equity

The Company had two classes of stock authorized as of March 31, 2016 and December 31, 2015, preferred stock and common stock. The Company is authorized to issue 25.0 million shares of preferred stock and authorized to issue 500.0 million shares of common stock.

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

The following table summarizes the activity for each component of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Unrealized gain (loss) on hedge transactions	Unrealized Gain (Loss) on Available-for- Sale Securities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(312)	$—	$(221)	$(533)

Other comprehensive income (loss) before reclassifications	(43)	—	214	171
Reclassifications to net income	—	—	—	—

Other comprehensive income (loss)	(43)	—	214	171

Balance as of March 31, 2016	$(355)	$—	$(7)	$(362)

9. Stock-Based Compensation

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2016 is summarized in the following table (in thousands, except time period and per share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2015	3,933	$4.71	6.1	$24,158
Granted	—	—
Exercised	(478)	1.51
Forfeited	(72)	10.81

Balance at March 31, 2016	3,383	$5.04	6.1	$7,804

Vested and expected to vest after March 31, 2016	3,300	$4.98	6.1	$7,694
Exercisable at March 31, 2016	3,072	$4.76	6.0	$7,317

(1)	Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options.

The following table summarizes additional information on stock option vesting and exercises (in thousands):

	Three Months Ended March 31,
	2016	2015
Total fair value of shares vested	$959	$1,288
Total intrinsic value of stock options exercised	3,089	4,242
Cash received from stock options exercised	720	835

Restricted Stock Unit Activity

A summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2016 is summarized in the following table (in thousands, except time period and per share amounts):

	RSUs Outstanding	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	5,164	$11.92	6.3	$54,535
Granted	826	8.43
Released	(567)	12.25
Forfeited	(342)	11.95

Balance at March 31, 2016	5,081	$11.31	6.2	$34,599

Expected to vest after March 31, 2016	4,312	$11.28	6.2	$29,364

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations within the following line items (in thousands):

	Three Months Ended March 31,
	2016	2015
Subscription	$318	$147
Services	406	265
Sales and marketing	2,854	1,888
Research and development	2,355	1,658
General and administrative	1,158	1,046

Total	$7,091	$5,004

Unrecognized Stock-Based Compensation

A summary of our remaining unrecognized compensation expense, net of estimated forfeitures, and the weighted-average remaining amortization period at March 31, 2016 related to our non-vested stock options and RSU awards is presented below (in thousands, except time period amounts):

	As of March 31, 2016
	Unrecognized Expense	Weighted-Average Amortization Period (Years)
Restricted stock units	$41,002	2.4
Stock options	6,168	1.6

	$47,170

10. Income Taxes

For the three months ended March 31, 2016 and 2015, the income tax provision for continuing operations is composed of state tax expense and foreign tax expense for the Company’s consolidated international subsidiaries.

The Company has evaluated the positive and negative evidence bearing upon the ability of its deferred tax assets to be realized. Based on the Company’s limited operating history and cumulative operating losses to date, management believes that it is more likely than not that the Company’s deferred tax assets would not be fully realized. Accordingly, the deferred tax assets have been fully reserved at March 31, 2016 and December 31, 2015.

To date, there have been no tax benefits recognized related to uncertain tax positions. The Company does not anticipate a material change in the unrecognized tax benefits in the next twelve months.

11. Net Income (Loss) Per Share

The Company computes net loss per share of common stock in conformity with the two-class method required for participating securities. Upon the closing of the IPO in April 2014, all shares of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock. The Company considered all series of convertible preferred stock to be participating securities, as the holders of the preferred stock were entitled to receive a non-cumulative dividend on a pari-passu basis in the event that a dividend was paid on common stock. The Company also considers unvested restricted common stock and the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock, prior to their conversion upon the closing of the IPO, and the holders of common stock subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the three months ended March 31, 2016 and 2015 were not allocated to these participating securities.

The following table summarizes the calculation of the Company’s basic and diluted net loss per share under the two-class method attributable to common stockholders for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(11,151)	$(10,974)
Non-cumulative dividends to preferred stockholders	—	—

Net loss attributable to common stockholders	$(11,151)	$(10,974)

Denominator:
Weighted-average common stock outstanding, basic	52,939	50,523
Effect of potentially dilutive stock options and restricted stock units	—	—

Weighted-average common stock outstanding, diluted	52,939	50,523

Net loss per share, basic and diluted	$(0.21)	$(0.22)

Anti-Dilutive Shares Excluded

The following potential shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	March 31,
	2016	2015
Stock options	3,383	5,320
Restricted stock units	5,081	3,270
Common stock subject to repurchase	25	108

	8,489	8,698

12. Geographic Information

Revenue generated for customers located in the United States was approximately 91% and 89% of revenue for the three months ended March 31, 2016 and 2015, respectively.

13. Subsequent Event

On May 1, 2016, the Company entered into a definitive agreement to be acquired by Oracle Corporation for $10.30 per share in cash. The transaction is valued at approximately $532 million, net of the Company’s cash. The Board of Directors has unanimously approved the transaction. The transaction is expected to close in 2016, subject to the Company’s stockholders tendering a majority of the Company’s outstanding shares and derivative securities exercised prior to the closing of the tender offer, certain regulatory approvals and other customary closing conditions.

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

Today, utilities depend on low-tech, hardware-intensive approaches to customer engagement. Opower replaces these solutions with a broad suite of applications that run on a single cloud-based platform. Our software enables utilities to send targeted customer communications automatically and across channels, including web, mobile, email, paper mail, phone, and SMS.

Opower’s messages use behavioral design and personalized insights — drawn from a proprietary analytics engine that processes hundreds of billions of customer data points — to motivate homes and businesses to take utility-defined actions, from saving energy to adopting new products and services.

Opower’s platform enables utilities to better manage energy demand, raise customer satisfaction, and lower service costs. The utility industry is large and cloud-based software is not deeply penetrated. We believe that we are uniquely positioned to transform the way the utilities engage their customers.

Opower generates revenue by selling primarily multi-year software subscriptions to utilities. Subscription fees are generally based upon the number of households and businesses served and the solutions selected. Although the number of households and businesses has some impact on our revenue, the number of households or businesses served is not directly correlated with revenue. The price we receive per household or business varies for each client. For this reason, we do not treat the number of households or businesses served as one of our key performance indicators for our business. However, we do monitor this metric to understand the general adoption of our solutions by our clients.

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

Our investments have yielded significant revenue growth over the past few years. For the years ended December 31, 2015, 2014 and 2013, our revenue was $148.7 million, $128.4 million and $88.7 million, respectively, and for the three months ended March 31, 2016 and 2015, our revenue was $36.7 million and $33.4 million, respectively. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $44.9 million, $41.8 million and $14.2 million, respectively, and our net losses for the three months ended March 31, 2016 and 2015 were $11.2 million and $11.0 million, respectively. We have grown from 162 employees as of December 31, 2010 to 604 employees as of March 31, 2016.

Key Factors Affecting Our Performance

Investing in Growth. We will continue to focus on long-term growth. We believe that our market opportunity is large and underpenetrated and we will continue to invest in sales and marketing to grow our client base, expand with existing clients and drive additional revenue.

Adding New Utility Clients. Our client base is an indicator of our market penetration, growth, and future revenue. With 100 clients as of December 31, 2015, and an increasingly broad solution set, we believe we have an opportunity to expand our number of utility clients in the coming years. The number of new clients signed may vary period to period for several reasons, including the long length and general inconsistency of our sales cycle.

Expanding with and Cross-Selling to Existing Clients. Opower can grow its revenue significantly by expanding within our existing client base. Many utilities purchase only one of our platform’s solutions initially, then unlock additional platform capabilities as they deepen their customer engagement strategies. We have a dedicated sales and customer service team to support these expansion opportunities within our client base.

Key Performance Indicators for Our Business

We regularly review a number of metrics to measure our performance, formulate financial projections, evaluate growth trends and determine business strategy. In addition to the metrics discussed below, we also review gross margin and operating expenses, which we discuss in the “Basis of Presentation” section.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Financial Metrics:
Total Revenue	$36,689	$33,421
Period-over-period percentage increase	10%
Adjusted EBITDA(1)	$(1,731)	$(2,358)

(1)	Adjusted EBITDA is not calculated in accordance with GAAP. A reconciliation of this non-GAAP measure to the most directly comparable GAAP-based measure along with a summary of the definition and its material limitations are included in “— Non-GAAP Financial Measures.”

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

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(11,151)	$(10,974)
Provision for income taxes	1	55
Other (income) expense, including interest	(638)	1,037
Depreciation and amortization	2,966	2,520
Stock-based compensation	7,091	5,004

Adjusted EBITDA	$(1,731)	$(2,358)

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

Service fees cover specific services performed for our utility clients, which may include program enablement services, research, program customizations, custom development on top of our software platform, as well as services provided by third-party providers for which we are the principal in the arrangement with the client. Program enablement fees, which tend not to provide stand-alone value, are deferred and recognized ratably over the expected customer relationship period, which is generally the greater of four years or the contract period. Opower evaluates whether the other services provided represent separate units of accounting in each arrangement and, based on this assessment, revenue is recognized either ratably over the contract term or on a completed contract basis.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following tables set forth selected consolidated statement of operations data and such data as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$31,812	$30,386
Services	4,877	3,035

Total revenue	36,689	33,421
Cost of revenue(1) :
Subscription	10,198	8,430
Services	4,378	3,584

Total cost of revenue	14,576	12,014
Gross profit	22,113	21,407

Operating expenses(1) :
Sales and marketing	15,861	14,501
Research and development	13,311	12,213
General and administrative	4,729	4,575

Total operating expenses	33,901	31,289

Operating loss	(11,788)	(9,882)
Other income (expense), net	638	(1,037)

Loss before income taxes	(11,150)	(10,919)
Provision for income taxes	1	55

Net loss	$(11,151)	$(10,974)

(1)	Stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Subscription	$318	$147
Services	406	265
Sales and marketing	2,854	1,888
Research and development	2,355	1,658
General and administrative	1,158	1,046

Total stock-based compensation	$7,091	$5,004

	Three Months Ended March 31,
	2016	2015
	% of total revenue
Revenue:
Subscription	87%	91%
Services	13%	9%

Total revenue	100%	100%
Cost of revenue:
Subscription	28%	25%
Services	12%	11%

Total cost of revenue	40%	36%
Gross profit	60%	64%

Operating expenses:
Sales and marketing	43%	43%
Research and development	36%	37%
General and administrative	13%	14%

Total operating expenses	92%	94%

Operating loss	-32%	-30%
Other income (expense), net	2%	-3%

Loss before income taxes	-30%	-33%
Provision for income taxes	0%	0%

Net loss	-30%	-33%

Revenue

	Three Months Ended March 31,

	2016	2015	$ Change	% Change

	(Dollars in thousands)
Revenue:
Subscription	$31,812	$30,386	$1,426	5%
Services	4,877	3,035	1,842	61%

Total revenue	$36,689	$33,421	$3,268	10%

Subscription. The increase in subscription revenue for the three months ended March 31, 2016 was a result of the addition of new clients and the expansion of programs with existing clients. We consider an existing client to be a client that received services in, and for which either subscription or services revenue was recognized, during the three months ended March 31, 2015. Revenue from new clients increased $0.8 million for the three months ended March 31, 2016. Revenue earned from existing clients increased by $0.6 million, primarily driven by the expansion of the number of households and businesses on previously deployed solutions and the cross-selling of additional products. International revenue was 7% and 10% of revenue for the three months ended March 31, 2016 and March 31, 2015, respectively.

Services. The increase in services revenue for the three months ended March 31, 2016 was the result of additional client penetration, in particular from program customizations, which accounted for $1.2 million of the overall increase and an increase in third party service revenue, which accounted for a $0.7 million increase.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2016	2015	$ Change	% Change

	(Dollars in thousands)
Cost of revenue:
Subscription	$10,198	$8,430	$1,768	21%
Gross margin	68%	72%
Services	4,378	3,584	794	22%
Gross margin	10%	-18%

Total cost of revenue	$14,576	$12,014	$2,562	21%

Subscription. Cost of revenue increased by $0.8 million due to a higher volume of reports to utility clients. Employee compensation and related costs increased by $0.6 million as our headcount increased from March 31, 2015 to March 31, 2016. The amortization of capitalized internal-use software costs increased by $0.1 million due to continued investment in our software products.

Services. Employee compensation and related costs increased by $0.5 million as the number of employees implementing and delivering our services increased from March 31, 2015 to March 31, 2016. In addition, third-party costs increased $0.2 million from March 31, 2015 to March 31, 2016 as a result of the additional professional service launches in the three months ended March 31, 2016.

Gross margin was negatively impacted in the three months ended March 31, 2016 primarily due to increased costs related to higher volume of reports delivered to utility clients and increased employee compensation related costs associated with subscription launches.

Sales and Marketing

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Sales and marketing	$15,861	$14,501	$1,360	9%
% of total revenue	43%	43%

The increase in sales and marketing expense for the three months ended March 31, 2016 was primarily attributable to a $1.0 million increase in stock-based compensation primarily related to the recognition of compensation cost for restricted stock units. Expense related to company sponsored events and conferences increased by $0.6 million for the three months ended March 31, 2016. These increases were offset by a $0.2 million decrease in consulting costs for the three months ended March 31, 2016.

Research and Development

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Research and development	$13,311	$12,213	$1,098	9%
% of total revenue	36%	37%

The increase in research and development expense for the three months ended March 31, 2016 was primarily driven by a $0.7 million increase in stock-based compensation expense primarily related to the recognition of compensation cost for restricted stock units. The remainder of the increase is primarily related to a $0.2 million increase in consulting expenses and a $0.2 million increase in depreciation expense.

General and Administrative

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
General and administrative	$4,729	$4,575	$154	3%
% of total revenue	13%	14%

General and administrative expense remained generally consistent for the three months ended March 31, 2016 compared to the prior year. The increase in general and administrative expense was primarily attributable to a $0.4 million increase in personnel-related costs, mainly driven by an increase in employee headcount and stock-based compensation expense. Salary and benefits expense increased by $0.3 million and stock-based compensation expense increased $0.1 million primarily related to the recognition of compensation cost for restricted stock units. These increases were offset by a $0.3 million decrease in consulting fees.

Other Income (Expense), Net

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Other income (expense)	$638	$(1,037)	$1,675	-162%
% of total revenue	2%	-3%

The increase in other income (expense), net for the three months ended March 31, 2016 was primarily driven by a $0.6 million gain from foreign currency compared to a $1.0 million loss in the three months ended March 31, 2015. The gain was primarily a result of fluctuations in the value of the Canadian dollar, euro and British pound sterling in relation to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2016, our principal sources of liquidity were cash, cash equivalents, and investments in available-for-sale securities totaling $89.6 million. Our cash equivalents and investments are comprised of money market funds, commercial paper, corporate notes and bonds, certificates of deposit and U.S. government and agency securities. Since our inception, we have financed our operations primarily through private placements of preferred stock, client payments, exercises of options to purchase shares of common stock and, more recently, capital lease obligations and our IPO.

In June 2015, we executed an amendment to our revolving credit facility that increased the availability from $15.0 million to $30.0 million. The credit facility contains financial covenants that require a minimum adjusted quick ratio and compliance with quarterly Adjusted EBITDA targets. In addition, the credit facility contains various negative covenants that limit our other indebtedness, investments, liens and transactions. As of March 31, 2016, we were in compliance with each of these financial covenants, had full borrowing capacity available and have not yet drawn on the facility.

We believe our current cash, cash equivalents, investments, cash flows from operations and amounts available under our credit facility will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) in operating activities	$(2,917)	$5,276
Net cash used in investing activities	(5,096)	(2,366)
Net cash used in financing activities	(1,266)	(410)
Effect of exchange rate changes on cash and cash equivalents	405	(830)

Net increase (decrease) in cash and cash equivalents	$(8,874)	$1,670

Operating Activities

For the three months ended March 31, 2016, operating activities used $2.9 million in cash as compared to cash provided by operating activities of $5.3 million for the three months ended March 31, 2015. The cash used by operating activities for the three months ended March 31, 2016 was primarily related to our increase in investments in both sales and marketing and research and development, consisting primarily of payments of compensation to employees. Significant changes in our operating assets and liabilities included a decrease in accounts receivable of $5.1 million, an increase in deferred revenue of $1.9 million primarily related to billings in the fourth quarter of 2015 pursuant to the renewal and expansion of certain of our largest clients. Cash provided by operating activities for the three months ended March 31, 2015 was primarily related to collections of accounts receivable, partially offset by a $9.0 million decrease in deferred revenue and accrued costs.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $5.1 million, as compared to $2.4 million for the same period in 2015. The cash used in investing activities for the three months ended March 31, 2016 primarily related to purchases of available-for-sale securities of $9.4 million and purchases of property and equipment of $4.1 million, offset by sales and maturities of available-for-sale securities of $8.4 million. Net cash used in investing activities for the three months ended March 31, 2015 was related to purchases of property and equipment of $2.4 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $1.3 million, as compared to $0.4 million for the same period in 2015. The $0.9 million increase in cash used in financing activities for the three months ended March 31, 2016 is primarily related to a $0.7 million increase in taxes paid pursuant to the net share settlement of equity awards.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC for a more complete discussion of our critical accounting policies and estimates.

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

Interest Rate and Market Sensitivity

We had cash, cash equivalents and investments of $89.6 million as of March 31, 2016. Cash equivalents primarily consist of money market funds backed by commercial paper and certificates of deposit. Investments primarily consist of corporate notes and bonds, U.S. government and agency bonds and commercial paper. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. The primary objective of our investments is the preservation of capital to fulfill liquidity needs. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the primarily short-term nature of our portfolio, however, we do not believe an immediate 10% increase or decrease in the interest rates would have a material effect on our results of operations or cash flows

We do not believe our cash equivalents or investments have significant risk of default or illiquidity. While we believe our cash equivalents and investments do not contain excessive risk, we cannot assure you that they will not be subject to adverse changes in market value in the future. In addition, we maintain significant amounts of cash and cash equivalents and investments at two or more financial institutions that are in excess of federally insured limits and are exposed to counterparty risk.

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The announcement and pendency of our agreement to be acquired by entities affiliated with Oracle Corporation could adversely affect our business.

On May 1, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OC Acquisition LLC (“Parent”), Olympus II Acquisition Corporation, a wholly-owned subsidiary of Parent (“Purchaser”), and, solely for certain limited purposes, Oracle Corporation, the parent of Parent and Purchaser (“Oracle”), pursuant to which and upon the terms and subject to the conditions thereof, Parent has agreed that Purchaser will commence a cash tender offer (the “Offer”) to acquire all of our shares of common stock for a purchase price of $10.30 per share, net to the holders thereof, in cash, without interest thereon and subject to any required tax withholding, subject to the terms and conditions of the Merger Agreement.

Uncertainty about the effect of the proposed merger on our clients, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the merger. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and operations.

Parties with which we do business may experience uncertainty associated with the merger and related transactions, including with respect to current or future business relationships with us. Uncertainty may cause clients to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The failure to complete the merger with entities affiliated with Oracle could adversely affect our business.

Completion of the merger with entities affiliated with Oracle is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including, without limitation, (i) at least a majority of the shares of the common stock having been validly tendered into and not withdrawn from the Offer, (ii) receipt of certain regulatory approvals, including expiration or termination of applicable waiting periods under antitrust and competition laws, (iii) the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement and (iv) other customary conditions. Many of the conditions to consummation of the Offer and the Merger are not within our control or the control of Parent, Purchaser or Oracle and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the Merger will not be consummated in the expected time frame or that the Merger Agreement may be terminated. If the proposed merger or a similar transaction is not completed, the share price of our common stock will drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $20.0 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our clients, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

While the merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Oracle’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers and advertisers may have uncertainties about the effects of the merger. In connection with the pending Merger, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the merger is completed. In addition, whether or not the merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.

We have a history of losses and anticipate continued losses and negative operating cash flow in the future. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

We have incurred significant losses to date, with an accumulated deficit of $181.0 million as of March 31, 2016. For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $44.9 million, $41.8 million and $14.2 million, respectively. We expect these net losses to continue. We also anticipate negative operating cash flow in the future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Many of these expenses relate to prospective clients that may never contract with us, as well as products that may not be introduced, that we may choose to discontinue, that may fail to achieve desired results or that may not generate revenue until later periods, if at all. We may not achieve or sustain profitability on a quarterly or annual basis.

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

Our typical sales cycle across contracts is 4 to 28 months and our typical implementation cadence between contract signature and launch is 1 to 7 months. These periods can extend even longer in some cases. This extended sales, implementation and deployment process requires our senior management and our sales and marketing and customer services personnel to dedicate significant time to sales, and to use significant financial resources without any assurance of success or recovery of our related expenses.

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

We have expanded our overall business, revenue, client base and operations in recent years. This expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, client operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. Additionally, our executive officers and other key employees could terminate their relationship with us at any time.

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

Although we have remediated the material weakness described above as of December 31, 2015, there can be no assurance that such controls will effectively prevent material misstatements in our consolidated financial statements in future periods. We may experience control deficiencies or material weakness in the future, which could adversely impact the accuracy and timeliness of our future reporting and reports and filings we make with the SEC. If, in the future, we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on the accuracy, timeliness and reliability of our financial reporting, which could in turn, have a negative effect on our financial condition and results of operations as well as the price of our publicly traded securities.

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

As of April 30, 2016, our executive officers and directors and entities that are affiliated with them beneficially owned, in the aggregate, 48.00% of our outstanding shares of common stock. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your interests. These stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders, which in turn could reduce the price of our common stock.

The price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may fluctuate substantially. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our IPO in April 2014 at a price of $19.00 per share, our stock price has ranged from $6.07 to $26.00 through April 30, 2016. The trading price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. Factors that could cause fluctuations in the trading price of our common stock include the following:

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. As of April 30, 2016, we had 53,551,249 shares of common stock outstanding.

In addition, we have filed registration statements to register the 11,153,768 shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting periods, such shares of common stock issued upon exercise of outstanding options or settlement of restricted stock units will be available for immediate resale in the United States in the open market.

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

ITEM 6.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Filing Date	Filed or Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of May 1, 2016, among Opower, Inc., OC Acquisition LLC, Olympus II Acquisition Corporation, and Oracle Corporation.	8-K	2.1	5/2/16

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	5/15/14

3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	3/3/14

4.1	Form of common stock certificate of the Registrant.	S-1/A	4.1	3/24/14

10.1*	Master Agreement for the Purchase of Smart Energy Services Software and Services, between the Registrant and Exelon Business Services Company, LLC, for itself and as agent for Baltimore Gas and Electric Company, Commonwealth Edison Company and PECO Energy Company, dated February 25, 2016.				X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.				X

32.1†	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
†	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2016		OPOWER, INC.

	By:	/s/ Thomas G. Kramer
Thomas G. Kramer
Chief Financial Officer
(Principal Financial and Accounting Officer)